Form 10-Q
period 1996-06-30
GREENFIELD INDUSTRIES INC /DE/
filed 1996-08-12
CIK 906419

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
_____    Exchange Act of 1934.

For the quarterly period ended June 30, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
_____    Exchange Act of 1934.

For the transition period from ______________________ to ______________________

                         Commission File Number 0-21828

                           GREENFIELD INDUSTRIES, INC.

                               470 Old Evans Road
                              Evans, Georgia 30809
                                  706/863-7708

                       I.R.S. Employment I.D. 04-2917072

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                       Yes      X         No
                           ___________       ___________

         The number of shares of common stock outstanding at August 9, 1996 is 16,345,550 shares.

                           GREENFIELD INDUSTRIES, INC.
                                      INDEX

                                                                           Page
                                                                          Number
Part I - Financial Information

         Item 1.      Financial Statements

                      Consolidated Statement of Operations -
                      three months and six months ended
                      June 30, 1996 and 1995 (Unaudited)                  3

                      Consolidated Balance Sheet -
                      June 30, 1996 (Unaudited) and
                      December 31, 1995                                   4

                      Consolidated Statement of Cash Flows -
                      six months ended June 30, 1996 and
                      1995 (Unaudited)                                    5

                      Consolidated Statement of Changes in
                      Stockholders' Equity for the six months
                      ended June 30, 1996 (Unaudited)                     6

                      Notes to Consolidated Financial Statements          7 - 12

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      13 - 21

Part II - Other Information

         Item 4.      Results of votes of security holders               22 - 23

         Item 6.      Exhibits and Reports on Form 8-K                        23
                      (a) Exhibits
                      (b) Reports on Form 8-K

Signature                                                                     24

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements




                                                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                        (UNAUDITED)
                                                                        (Dollars in thousands except per share data)


                                                           Three months ended                      Six months ended
                                                                June 30,                               June 30,
                                                 1996                 1995                     1996                 1995

Net sales                                 $         130,021    $         104,799        $         262,719    $         211,218
Cost of sales                                        88,336               73,330                  180,464              145,742
                                            ----------------     ----------------         ----------------     ----------------
Gross profit                                         41,685               31,469                   82,255               65,476
Selling, general and
     administrative expenses                         23,696               16,186                   46,322               36,116
                                            ----------------     ----------------         ----------------     ----------------
Operating income                                     17,989               15,283                   35,933               29,360
Interest expense                                      2,649                2,013                    6,162                4,130
Dividends on company-obligated,
      mandatorily redeemable
      convertible preferred securities
      of subsidiary Greenfield Capital
      Trust at 6% per annum                           1,284               --                        1,284                   --
                                            ----------------     ----------------          ---------------     ----------------
Income before provision for
     income taxes                                    14,056               13,270                   28,487               25,230
Provision for income taxes                            5,699                5,355                   11,561               10,260
                                            ----------------     ----------------          ---------------     ----------------
Net income                                $           8,357    $           7,915         $         16,926    $          14,970
                                            ================     ================          ===============     ================

Earnings per share:
    Primary                               $            0.51    $            0.49         $           1.04    $            0.92
                                            ================     ================          ===============     ================
    Fully diluted                         $            0.50    $            0.49         $           1.02    $            0.92
                                            ================     ================          ===============     ================

Weighted average shares outstanding:
    Primary                                      16,308,057           16,250,002               16,290,014           16,250,002
                                            ================     ================          ===============     ================
    Fully diluted                                18,391,306           16,250,002               17,331,639           16,250,002
                                            ================     ================          ===============     ================

Dividends per common share                $            0.04    $            0.03         $           0.08    $            0.06
                                            ================     ================          ===============     ================

          See accompanying Notes to Consolidated Financial Statements.



                                                         CONSOLIDATED BALANCE SHEET

                                                              (Dollars in thousands)

                                                             June 30,          December 31,
                                                              1996                 1995
                                                              ____                 ____
                                                           (UNAUDITED)
                       ASSETS

Current assets:

  Cash                                                     $       --          $       5,258
  Accounts receivable, net of allowance for
    doubtful accounts of $3,580 and $2,624,
    respectively                                               83,877                 63,618
  Inventories, net                                            147,668                109,769
  Prepaid expenses and other                                    6,945                  4,069
                                                            __________          _____________
        Total current assets                                  238,490                182,714
Property, plant and equipment, net                            133,141                109,022
Goodwill, net                                                 158,894                 98,795
Other assets, net                                               1,683                  7,932
                                                            __________          _____________
        Total assets                                       $  532,208          $     398,463
                                                            ==========          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                        $      632          $         633
  Accounts payable                                             27,238                 24,586
  Accrued liabilities                                          40,645                 33,688
                                                            __________          _____________
        Total current liabilities                              68,515                 58,907
Long-term debt                                                135,617                140,198
Deferred taxes                                                  4,523                  4,207
Other long-term liabilities                                    16,689                 15,891
Commitments and contingencies (See note 9)
                                                            __________          _____________
        Total liabilities                                     225,344                219,203
                                                            __________          _____________

Company-obligated, mandatorily redeemable
    convertible preferred securities of subsidiary
    Greenfield Capital Trust holding solely parent's
    convertible subordinated debentures                       115,000                    --
                                                            __________          _____________

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding
  Common stock; $0.01 par value; 100,000,000
    shares authorized; 16,337,300 and 16,260,377
    shares issued and outstanding, respectively                   163                    163
  Additional paid-in capital and other                        108,836                111,615
  Retained earnings                                            84,636                 69,014
  Cumulative translation adjustment                            (1,771)                (1,532)
                                                            __________          _____________
       Total stockholders' equity                             191,864                179,260
                                                            __________          _____________
       Total liabilities and stockholders' equity          $  532,208          $     398,463
                                                            ==========          =============

               See accompanying Notes to Consolidated Financial Statements.


                                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       (UNAUDITED)
                                                                  (Dollars in thousands)

                                                                     Six months ended
                                                                         June 30,

                                                                   1996             1995
                                                                   ____             ____

Cash flows from operating activities:
  Net income                                                  $       16,926      $    14,970
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities
    excluding the effects of the acquisitions:
     Depreciation                                                      7,071            6,371
     Amortization                                                      2,167            1,364
     Deferred income taxes                                               779              (61)
     Tax benefits relating to exercise of stock options                  154              602
     Other                                                               129             (407)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                       (5,404)          (8,303)
       Inventories, net                                              (14,256)          (9,937)
       Prepaid expenses and other                                     (2,091)            (242)
       Accounts payable                                              (12,536)           1,506
       Accrued liabilities                                              (522)          (1,741)
                                                                _____________       __________
         Net cash (used in) provided by operating activities          (7,583)           4,122
                                                                _____________       __________

Cash flows from investing activities:
  Capital expenditures                                               (14,979)          (9,632)
  Purchase of Rule Industries, Inc. and the net assets
    of Boride Products, Inc.                                         (91,632)           --
  Purchase of net assets of the American Mine Tool
    Division of Valenite, Inc. and Van Keuren, Inc.                    --             (17,176)
  Other                                                                1,318              656
                                                                _____________       __________
           Net cash used in investing activities                    (105,293)         (26,152)
                                                                _____________       __________

Cash flows from financing activities:
  Proceeds from borrowings                                           111,365           23,799
  Payments on borrowings                                            (115,129)          (3,114)
  Net proceeds from issuance of 6% company-obligated,
    mandatorily redeemable convertible preferred
    securities of subsidiary Greenfield Capital Trust                110,864            --
  Dividends paid on common stock                                      (1,304)            (962)
  Other                                                                2,607             (573)
                                                                _____________       __________
           Net cash provided by financing activities                 108,403           19,150
                                                                _____________       __________
  Effect of exchange rate changes on cash                               (785)          (1,116)
                                                                _____________       __________
  Net decrease in cash                                                (5,258)          (3,996)
  Cash at beginning of period                                          5,258            3,996
                                                                _____________       __________
  Cash at end of period                                       $            0      $         0
                                                                =============       ==========

                    See accompanying Notes to Consolidated Financial Statements.




                                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                                       (UNAUDITED)
                                                                  (Dollars in thousands)

                                                         Additional                       Cumulative
                                           Common          Paid-In          Retained      Translation
                                            Stock      Capital & Other      Earnings      Adjustment         Total
                                           ______      _______________      ________      ___________        _____

Balance, December 31, 1995               $    163      $     111,615       $  69,014     $    (1,532)    $  179,260
Net income for the six months
  ended June 30, 1996                                                         16,926                         16,926
Exercise of stock options and
  tax benefits related thereto                                   560                                            560
Dividends declared and paid
  ($0.08 per common share)                                                    (1,304)                        (1,304)
Partial repayment of stock
  subscriptions receivable                                        36                                             36
Executive stock awards                                           761                                            761
Issuance costs of company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary
  Greenfield Capital Trust                                    (4,136)                                        (4,136)
Cumulative translation
  adjustment                                                                                    (239)          (239)
                                          ________      _____________       _________     ___________     __________
Balance, June 30, 1996                   $    163      $     108,836       $  84,636     $    (1,771)    $  191,864
                                          ========      =============       =========     ===========     ==========



















                    See accompanying Notes to Consolidated Financial Statements.

                           GREENFIELD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

1.       Unaudited consolidated financial statements

         The accompanying unaudited consolidated financial statements of Greenfield Industries, Inc. (Company or Greenfield) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for
the periods presented.   Operating results for any quarter are not necessarily
indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2.       Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries: Rogers Tool Works, Inc. and subsidiaries (RTW), Rule Industries, Inc. and subsidiaries (Rule), The Cleveland Twist Drill Company and subsidiaries (CTD), Carbidie Corporation (Carbidie), Cirbo Limited and subsidiary (Cirbo), Kemmer International, Inc. and subsidiaries (Kemmer), Greenfield Capital Trust and Greenfield Industries Foreign Sales Corporation. All significant intercompany transactions and balances are eliminated.

3.       Acquisitions

         The following table summarizes certain information regarding the Company's acquisitions since December 31, 1995:

                                                                     Net Cash
    Date                               Business                   Purchase Price
    ____                               ________                   ______________
January 1996                Rule Industries, Inc.                    $83,300
June 1996                   Boride Products, Inc. (Boride)            $8,300

These acquisitions were each accounted for under the purchase method of accounting and financed primarily through bank borrowings, resulting in an increase in the Company's outstanding debt. Results of operations of each acquired company have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill. Except for Rule, the pro forma effects, individually and collectively, of the acquisitions on the Company's consolidated results of operations and financial position are not material.

         The following table sets forth pro forma information for the Company for the three and six month periods ended June 30, 1995 as if the acquisition of Rule had taken place on January 1, 1995. This information is unaudited and does not purport to represent actual revenue, net income and primary earnings per share had the acquisition actually taken place on January 1, 1995:

                               Three months ended           Six months ended
                                  June 30, 1995               June 30, 1995
                             (Pro forma - unaudited)     (Pro forma - unaudited)

Net sales                        $122,825                       $246,450
                                  =======                        =======
Net income                        $ 8,743                       $ 16,332
                                    =====                         ======
Primary earnings per share         $ 0.54                         $ 1.01
                                     ====                           ====

4.       Financing

         In February 1996, in connection with the acquisition of Rule, the Company amended its unsecured acquisition facility, increasing its availability from $20,000 to $60,000. Such amount was reduced to $20,000 on April 24, 1996 pursuant to the Company's completion of a private placement as discussed immediately below. As of June 30, 1996 there were no borrowings under the acquisition facility.

         The Company also maintains unsecured revolving credit facilities with a group of financial institutions which expire in November 1999 and March 2000. The total amounts available under such agreements are $130,000, 9,500 pound sterling and DM 25,000 of which $32,000, 7,100 pound sterling and DM 9,000, respectively, was outstanding at June 30, 1996 at interest rates ranging from 4.3% to 7.0% per annum.

5.       Convertible Preferred Securities

         On April 24, 1996, the Company completed a $115,000 private placement to institutional investors of 2.3 million 6% Convertible Preferred Securities (liquidation preference $50 per Convertible Preferred Security). The placement was made through Greenfield Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust and are fully, irrevocably and unconditionally guaranteed by Greenfield. Greenfield owns all of the common securities of the Trust. The assets of the Trust consist solely of Greenfield's 6% Convertible Junior Subordinated Deferrable Interest Debentures Due 2016 which were acquired with the proceeds from the offering. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of Greenfield at an effective conversion price of $41.25 per share and are redeemable at Greenfield's option after April 15, 1999. The net proceeds of the offering of approximately $110,864 were used by Greenfield to retire indebtedness.

6.       Dividends

         On March 29 and June 28, 1996, the Company paid a cash dividend of $0.04 per share to common stockholders of record on March 8 and June 10, 1996, respectively. Total dividends paid for the six months ended June 30, 1996 approximated $1,304.

         On July 1, 1996, the Company, through the Trust, paid dividends on the Convertible Preferred Securities of approximately $1,284 which were charged to the accompanying consolidated statement of operations.

7.       Supplemental balance sheet information

         Supplemental balance sheet information is detailed below:

                                            June 30,               December 31,
                                              1996                     1995
                                              ____                     ____
                                           (Unaudited)

Inventories:
    Raw material and component parts         $ 46,513                $ 28,248
    Work in process                            35,665                  31,648
    Finished goods                             65,490                  49,873
                                              _______                 _______
                                            $ 147,668               $ 109,769
                                              =======                 =======

Accrued liabilities:
    Employee compensation and benefits       $ 20,201                $ 18,676
    Restructuring costs                         2,654                   4,919
    Interest                                    1,565                   1,544
    Income and other taxes                      4,382
    Other                                      11,843                   8,549
                                               ______                  ______
                                             $ 40,645                $ 33,688
                                               ======                  ======

         Activity in the accrual for restructuring costs from January 1, 1996 through June 30, 1996 is as follows:

                             Amounts
             Balance       Charged to    Cash Payments                Balance
               at           Purchase       Applied to                   at
         January 1, 1996   Accounting       Accrual       Other    June 30, 1996
         _______________   __________       _______       _____    _____________

CTD          $ 4,617        $  --          $ (3,129)      $ --        $ 1,488
Rule            --            2,600          (1,551)        --          1,049
Other            302           --              (171)       (14)           117
               _____          _____          _______       ____         _____
             $ 4,919        $ 2,600        $ (4,851)      $(14)       $ 2,654
               =====          =====          =======       ====         =====

         The CTD restructuring reserve was established in connection with the acquisition of CTD by the Company in November 1994 and primarily included costs associated with CTD plant closures and severance and related costs. The Company expects to complete these restructuring activities and utilize the remaining amount of the reserve by the end of 1996. The Rule restructuring reserve was established in connection with the January 1996 acquisition of that entity by the Company. These restructuring activities primarily relate to the costs of closing Rule's corporate office and various other severance and related costs arising from the acquisition, which commenced immediately subsequent to the acquisition and are expected to be completed by the end of 1996.

8.       Stock option and stock incentive plans

         Stock options and stock incentive plans consist of the following:

Stock option plans
__________________

         The Company has three stock options plans: the Employee Stock Option Plan (Employee Plan), the 1995 Directors Non-Qualified Stock Option Plan (Directors Plan) and the 1993 Directors Non-Qualified Stock Option Plan (1993 Directors Plan).

         The Employee Plan provides for the granting of options to purchase up to 1,000,000 shares of common stock to the Company's executive officers and key employees at prices equal to the fair market value of the stock on the date of grant.

         The Directors Plan provides for the granting of options to purchase up to 125,000 shares of common stock to the Company's directors who are not employees of the Company at prices equal to the fair market value of the stock on the date of grant. Options are granted to each eligible director on the date such person is first elected to the board of directors of the Company and on each subsequent re-election date. The Directors Plan was approved in May 1996 by the stockholders.

         The 1993 Directors Plan provides for the granting of options to purchase up to 100,000 shares of common stock to the Company's directors who are not employees of the Company at prices equal to the fair market value of the stock on the date of grant. Options are granted to each eligible director on the date such person is first elected to the board of directors of the Company. Subsequent to the May 1996 approval of the Directors Plan, no further grants will be issued under the 1993 Directors Plan.

         A summary of stock option activities for the six months ended June 30, 1996 pursuant to the Employee Plan, Directors Plan and 1993 Directors Plan follows:

                                                         Shares
                                    Average              Subject
                                     Price              to Option
                                     _____              _________
Summary of stock options:
   Beginning of period              $21.95               788,175
   Options granted                   31.06                60,500
   Options exercised                 16.02               (25,375)
   Options cancelled                 26.13               (12,000)
                                                         ________
   End of period                     22.76               811,300
                                                         =======
   Exercisable at June 30, 1996                           57,375
                                                          ======

Stock incentive plans
_____________________

         The Company has two stock incentive plans: the 1995 Equity Incentive Plan (Incentive Plan) and the 1995 Restricted Stock Bonus Plan (Ownership Plan). Both plans were approved in May 1996 by the stockholders of the Company.

         The Incentive Plan provides for the granting of up to 273,000 shares of common stock to certain senior executives of the Company in time-lapse restricted stock, performance contingent restricted stock and performance shares. Time-lapse restricted stock vests in one-third increments over a three-year period. Performance contingent restricted stock is earned when the price for the Company's stock reaches certain predetermined levels, and then vests over a three or five year period. Performance shares are earned based on attainment of a predetermined four-year cumulative earnings per share level. Attainment of between 50% and 200% of the predetermined objective will entitle the participants to receive restricted performance shares of between 50% and 200% of the target award, which then vests over a three-year period. No performance shares are earned if less than 50% of the performance objective is obtained.

         The Ownership Plan provides for the issuance of up to 250,000 shares of common stock to certain employees, by allowing such employees to elect to defer up to 50% of their annual cash bonus and receive, in lieu thereof, shares of the Company's common stock.

The Company will increase the employees' deferred bonus by either 20% or 35% (depending on the employees' selection of 3 or 5 years, respectively, for the restriction period).

         Shares issued under the plans are restricted and are subject to forfeiture upon termination of employment. During the restricted period, award holders have the right to vote and to receive dividends on such shares.

         A summary of transactions pursuant to the Incentive Plan and Ownership Plan for the six months ended June 30, 1996 follows:



                                                          Market Value
                                               Shares     at Grant Date       Vesting Period
                                               ______     _____________       ______________
Incentive Plan
   Time-lapse Restricted Stock                 26,000        $30.50         Nov 1996 - Nov 1998
   Performance Contingent Restricted Stock      7,700        $37.75              Nov 2000
                                               ______
                                               33,700
Ownership Plan                                 17,848        $30.50         Feb 1997 - Feb 2001
                                               ______
                                               51,548
                                               ======


         Shares issued but which remain restricted are recorded as deferred compensation as a reduction to additional paid-in capital. The increase in additional paid-in capital of $761 for the issuance of executive stock awards in the six months ended June 30, 1996 is net of this deferred compensation. As the shares are earned and become unrestricted, additional paid-in capital will increase. For the six months ended June 30, 1996, the Company recorded $1,500 in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

9.       Commitments and contingencies

         The Company is involved in certain claims and legal proceedings in which monetary damages are sought. The Company is vigorously contesting these claims. However, resolution of these claims is not expected to occur quickly and their ultimate outcome presently cannot be predicted. It is the opinion of management that any liability of the Company for claims or proceedings will not materially affect its financial position.

         In connection with the acquisition of CTD, the Company recorded a liability of $2,600 in purchase accounting for certain estimated environmental clean-up costs to be incurred relative to acquired CTD facilities. This estimated potential liability, which is included in other accrued liabilities, has not been reduced for any expected proceeds from other potentially responsible third parties. Proceeds therefrom are not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Greenfield Industries, Inc. for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended December 31, 1995.

         During the fourth quarter of 1995, the Company acquired the outstanding common stock of Cleveland Europe Limited ("Cleveland Europe") and in the first six months of 1996, acquired the outstanding common stock of Rule Industries, Inc. ("Rule") and the net assets of Boride Products, Inc. ("Boride").

         Certain statements included herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical downturns, the inability to achieve cost reductions through consolidation and restructuring of acquired companies, and possible future acquisitions that may not be complementary or additive.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:



                                                Three months ended      Six months ended
                                                     June 30,               June 30,
                                                    (unaudited)            (unaudited)


                                                 1996        1995        1996      1995
                                                 ____        ____        ____      ____
Net sales                                       100.0%      100.0%      100.0%    100.0%
Cost of sales                                    67.9        70.0        68.7      69.0
                                                 ____        ____        ____      ____
Gross profit margin                              32.1        30.0        31.3      31.0
Selling, general and administrative
   expenses                                      18.3        15.4        17.6      17.1
                                                 ____        ____        ____      ____
Operating income                                 13.8        14.6        13.7      13.9
Interest expense                                  2.0         1.9         2.4       2.0
Dividends on company-obligated,
   mandatorily redeemable convertible
   preferred securities of subsidiary
   Greenfield Capital Trust at 6% per annum       1.0         --          0.5       --
                                                 ____        ____        ____      ____
Income before provision for income taxes         10.8        12.7        10.8      11.9
Provision for income taxes                        4.4         5.1         4.4       4.8
                                                 ____        ____        ____      ____
Net income                                        6.4%        7.6%        6.4%      7.1%
                                                 ====        ====        ====      ====


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

         Net sales for the three months ended June 30, 1996 were $130.0 million, an increase of $25.2 million, or 24.1%, over net sales of $104.8 million for the three months ended June 30, 1995. Of the $25.2 million increase in sales, $21.3 million was due to the sales of newly acquired businesses, with the remaining $3.9 million resulting from increased sales from existing businesses. Including the effect of the newly acquired businesses, net sales of the six product groups were as follows:


                                     ($ in millions)
                                       Three months
                                      ended June 30,
                                                                Increase
                                    1996          1995         (Decrease)
                                    ____          ____         __________

Industrial Products                $ 67.0        $ 57.0           $10.0
Energy & Construction Products       16.4          15.6             0.8
Engineered Products                  16.0          14.6             1.4
Electronics Products                 14.5          15.1            (0.6)
Consumer Products                     8.8           2.5             6.3
Marine Products                       7.3           --              7.3
                                   ______        ______           _____
                                   $130.0        $104.8           $25.2
                                   ======        ======           =====

The increases in net sales of the industrial, consumer and marine product groups were primarily attributable to the sales of the newly acquired businesses of Rule and Cleveland Europe. Net sales of energy and construction products were affected by strong demand for energy products while sales of engineered products benefitted from an increase in wear parts sales. Electronics products sales were down slightly from 1995, primarily driven by a softer market in Europe with a lesser effect from the U.S., ending an eighteen month upward trend.

         Gross profit increased 32.5% to $41.7 million from $31.5 million in the comparable period in 1995 primarily as a result of the sales increases discussed above. The gross profit margin increased to 32.1% from 30.0%. The increase in gross profit margin results primarily from realization of benefits relating to rationalization programs implemented at both The Cleveland Twist Drill Company ("CTD") and Cleveland Europe. The Company continues to evaluate its operations with an intent to streamline operations, improve productivity and reduce costs, and may implement additional rationalization programs in the future.

         Selling, general and administrative ("SG&A") expenses increased $7.5 million in the three months ended June 30, 1996 and SG&A expenses as a percentage of net sales increased to 18.3% from 15.4% in the comparable period in 1995. The increase was primarily a result of the Rule and Cleveland Europe acquisitions and a $1.5 million stock-based compensation charge.

         During the second quarter of 1996, the Company's stockholders approved stock-based compensation plans for key executives of the Company under which certain key executives may receive restricted stock awards if certain criteria, including increases in the Company's stock price and earnings per share, are achieved over the next several years. Compensation expense charged in the quarter ended June 30, 1996 pursuant to such plans, was $1.5 million. Compensation charges attributable to the plans in future quarters are estimated to be less than the charge for the current quarter; however, such charges will be based in part on changes in the Company's stock price and therefore may fluctuate significantly from period to period.

         Operating income improved $2.7 million, or 17.7%, to $18.0 million while operating margins decreased to 13.8% from 14.6% during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The improved operating profit was due to the acquisitions of Rule and Cleveland Europe and cost reduction programs throughout the Company. Operating margins declined due to the lower operating margins of Rule and Cleveland Europe as compared to the historic margins of the Company and the above-noted stock-based compensation charge.

         Interest expense increased $0.6 million to $2.6 million for the three months ended June 30, 1996 from $2.0 million for the three months ended June 30, 1995. The increase in interest expense resulted from the increase in the debt level of the Company primarily due to acquisitions, partially offset by the proceeds from the issuance of the convertible preferred securities during April 1996. The net proceeds from such issuance of approximately $110.9 million were used to repay Company indebtedness.

         Dividends on company-obligated, mandatorily redeemable convertible preferred securities of Greenfield Capital Trust were $1.3 million for the quarter ended June 30, 1996.

         Provision for income taxes increased to $5.7 million for the three months ended June 30, 1996, an increase of $0.3 million over the three months ended June 30, 1995, due to the increase in pre-tax income.

         Net income increased to $8.4 million for the three months ended
June 30, 1996, an increase of $0.4 million, or 5.6%, from the same period in 1995 as a result of the factors noted above. Primary and fully diluted earnings per share increased to $0.51 and $0.50 from $0.49 and $0.49 for the three months ended June 30, 1996 and 1995, respectively.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1995

         Net sales for the six months ended June 30, 1996 were $262.7 million, an increase of $51.5 million, or 24.4%, over net sales of $211.2 million for the six months ended June 30, 1995. Of the $51.5 million increase in sales, $42.8 million was due to the sales of newly acquired businesses, with the remaining $8.7 million resulting from increased sales from existing businesses. Including the effect of the newly acquired businesses, net sales of the six product groups were as follows:

                                     ($ in millions)
                                        Six months
                                      ended June 30,
                                                               Increase
                                    1996         1995         (Decrease)
                                    ____         ____         __________

Industrial Products               $ 137.7      $ 115.9          $21.8
Engineered Products                  32.5         31.7            0.8
Electronics Products                 31.5         30.3            1.2
Energy & Construction Products       30.7         27.1            3.6
Consumer Products                    17.4          6.2           11.2
Marine Products                      12.9          --            12.9
                                  _______      _______          _____
                                  $ 262.7      $ 211.2          $51.5
                                  =======      =======          =====

The increases in net sales of the industrial, consumer and marine product groups were primarily attributable to the sales of the newly acquired businesses of Rule and Cleveland Europe. Net sales of the electronics products increased for the six months but declined for the three months ended June 30, 1996 as compared to the comparable period in 1995. Net sales of energy and construction products were affected by strong demand for energy products offset somewhat by lower construction sales after adjustment for the acquisition of the American Mine Tool Division of Valenite, Inc. ("AMT") in January 1995. Net sales of engineered products were up slightly from 1995.

         Gross profit increased 25.6% to $82.3 million from $65.5 million in the comparable period in 1995 primarily as a result of the sales increases discussed above. The gross profit margin increased to 31.3% from 31.0%. The increase in gross profit margin results primarily from realization of benefits relating to rationalization programs implemented at both CTD and Cleveland Europe. The Company continues to evaluate its operations with an intent to streamline operations, improve productivity and reduce costs and may implement additional rationalization programs in the future.

         SG&A expenses increased $10.2 million in the six months ended June 30, 1996 and SG&A expenses as a percentage of net sales increased to 17.6% from 17.1% in the comparable period in 1995. The increase was primarily a result of the Rule and Cleveland Europe acquisitions and a $1.5 million stock-based compensation charge.

         During the second quarter of 1996, the Company's stockholders approved stock-based compensation plans for key executives of the Company under which certain key executives may receive restricted stock awards if certain criteria, including increases in the Company's stock price and earnings per share, are achieved over the next several years. Compensation expense charged in the six months ended June 30, 1996 pursuant to such plans, was $1.5 million. Compensation charges attributable to the plans in future periods are estimated to be less than the charge for the current period; however, such charges will be based in part on changes in the Company's stock price and therefore may fluctuate significantly from period to period.

         Operating income improved $6.6 million, or 22.4%, to $35.9 million while operating margins decreased to 13.7% from 13.9% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The improved operating profit was due to the acquisitions of Rule and Cleveland Europe and cost reduction programs throughout the Company. Operating margins declined due to the lower operating margins of Rule and Cleveland Europe as compared to the historic margins of the Company and the above-noted stock-based compensation charge.

         Interest expense increased $2.0 million to $6.2 million for the six months ended June 30, 1996 from $4.1 million for the six months ended June 30, 1995. The increase in interest expense resulted from the increase in the debt level of the Company primarily due to acquisitions, partially offset by the proceeds from the issuance of the convertible preferred securities during April 1996. The net proceeds from such issuance of approximately $110.9 million were used to repay Company indebtedness.

         Dividends on company-obligated, mandatorily redeemable convertible preferred securities of Greenfield Capital Trust were $1.3 million for the six months ended June 30, 1996.

         Provision for income taxes increased to $11.6 million for the six months ended June 30, 1996, an increase of $1.3 million over the six months ended June 30, 1995, due to the increase in pre-tax income.

         Net income increased to $16.9 million for the six months ended June 30, 1996, an increase of $2.0 million, or 13.1%, from the six months ended June 30, 1995 as a result of the factors noted above. Primary and fully diluted earnings per share increased to $1.04 and $1.02 from $0.92 and $0.92 for the six months ended June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1996, cash used in operating activities was approximately $7.6 million while during the six months ended June 30, 1995, cash provided by operating activities was approximately $4.1 million. Cash used by operating activities in the six months ended June 30, 1996, was primarily used to reduce accounts payable of Rule which were past due at the time of the acquisition, and to increase inventory levels at Rule in order to improve customer service and sales.

         The purchase prices for the 1996 acquisitions of Rule and Boride totalled approximately $91.6 million in cash. In addition, the Company assumed liabilities of the acquired companies totalling approximately $22.7 million, including $2.1 million in acquisition costs. The Company expects that these acquisitions will expand sales and product offerings in the industrial, consumer, marine and engineered product markets.

         Cash was also used during the six months ended June 30, 1996 to finance capital expenditures of approximately $15.0 million and pay dividends of approximately $1.3 million on the common stock. Net borrowings of the Company decreased by approximately $3.8 million in the six months ended June 30, 1996, primarily due to the repayment of indebtedness from the net proceeds of approximately $110.9 million from the issuance of the convertible preferred securities offset by the acquisitions of Rule and Boride of approximately $91.6 million.

         During the six months ended June 30, 1995, cash was used to finance capital expenditures of approximately $9.6 million and pay dividends of approximately $1.0 million on the common stock. Net borrowings of the Company increased by approximately $20.7 million in the six months ended June 30, 1995, primarily due to the acquisitions of AMT and Van Keuren, Inc. ("VK"). The purchase prices for the 1995 acquisitions of AMT and VK totalled approximately $17.2 million in cash. In addition, the Company assumed liabilities of the acquired companies totalling approximately $3.0 million, including $0.3 million in acquisition costs.

         The Company has a $130 million senior unsecured credit facility provided by five institutions. The domestic facility includes a $110 million revolving credit line and a $20 million acquisition line. As of June 30, 1996, the Company had $32.0 million outstanding under the revolving credit line. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company. As of June 30, 1996, the interest rate on the revolving credit line was approximately 6.4%. During February 1996, in connection with the acquisition of Rule described above, the Company amended its senior unsecured credit facility to temporarily increase the acquisition line to $60 million from $20 million. The additional $40 million acquisition line expired upon the issuance of the convertible preferred securities discussed below. As of June 30, 1996, the Company had no indebtedness outstanding under the acquisition line.

         The Company also has a foreign revolving credit facility which provides for loans denominated in British pounds or German Deutschemarks (limited to 9.5 pound sterling million and DM 21.0 million, respectively). At June 30, 1996, the Company had 7.1 pound sterling million and DM9.0 million outstanding under the foreign revolving credit facility. The foreign revolving credit facility generally bears interest at floating rates based upon LIBOR. As of June 30, 1996, the interest rates on this facility ranged from approximately 4.3% to 7.0%. As of June 28, 1996, the 3 p.m. buying rates for British pounds and German Deutschemarks were $1.5520 per British pound and DM 1.5239 per dollar, respectively.

         The senior unsecured domestic credit facility is scheduled to terminate in November 1999 while the foreign revolving credit facility is scheduled to terminate in March 2000. The agreements relating to both facilities contain provisions which, among other things, limit certain additional borrowings and capital expenditures, require maintenance of certain minimum working capital ratios and net worth levels and prohibit any material guaranty, endorsement or contingent liability with respect to the obligation or liability of any other person. At June 30, 1996 and 1995, the Company was in compliance with such provisions, or had obtained waivers therefor.

         In April 1996, the Company completed a private placement to institutional investors of 2.3 million, or $115.0 million in aggregate amount, of 6% convertible preferred securities (liquidation preference $50 per convertible preferred security). The placement was made through Greenfield Capital Trust, a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust and are fully, irrevocably and unconditionally guaranteed by Greenfield. Greenfield owns all of the common securities of the Trust. The assets of the Trust consist solely of Greenfield's 6% Convertible Junior Subordinated Deferrable Interest Debentures Due 2016 which were acquired with the proceeds of the offering. The convertible preferred securities are convertible at the option of the holders thereof at any time into the common stock of Greenfield at an effective conversion price of $41.25 per share and are redeemable at Greenfield's option after April 15, 1999. The approximately $110.9 million net proceeds of the offering were used by Greenfield to retire indebtedness.

         As of January 1, 1996, the Company had approximately $4.9 million recorded as a restructuring reserve, relating primarily to reserves established in connection with the acquisition of CTD by the Company in November 1994 and primarily included costs associated with CTD plant closures and severance and related costs. In January 1996 the Company established a restructuring reserve of approximately $2.6 million in connection with the acquisition of Rule primarily relating to closing Rule's corporate offices and various other severance and related costs arising from the acquisition. During the six months ended June 30, 1996, the Company has applied approximately $4.9 million in cash payments toward the restructuring reserve. The remaining balance of approximately $2.6 million relates to both CTD and Rule and the related restructuring activities are expected to be completed by the end of 1996.

         On March 29 and June 28, 1996, the Company paid a quarterly cash dividend of $0.04 per share to common stockholders of record on March 8 and June 10, 1996, respectively.

         On July 1, 1996, the Company, through Greenfield Capital Trust, paid a quarterly cash dividend totalling approximately $1.3 million to holders of the convertible preferred securities.

         As of June 30, 1996, the Company had a backlog of $40.3 million, as compared to $44.3 million as of December 31, 1995. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. The Company anticipates that approximately 90% of its backlog at any given time will be shipped within the next three month period.

         Based on its current operating plans, the Company believes that it will have sufficient cash from operations and its existing credit facilities to meet its currently anticipated needs for liquidity and capital expenditures.

PART II.  OTHER INFORMATION

Item 4            Results of votes of security holders

         On May 1, 1996, Greenfield Industries, Inc. held its third annual meeting of stockholders since its initial public offering on July 29, 1993. At the meeting, the following persons were elected to serve on the Board of Directors until the next Annual Meeting of Stockholders:

                                           For               Withheld Authority
                                           ___               __________________
            John W. Burge, Jr.          12,342,568               2,390,721
            Peter S. Finley             12,342,723               2,390,566
            James C. Janning            12,342,723               2,390,566
            Paul W. Jones               12,289,353               2,443,936
            Robert E. Lefton            12,342,498               2,390,791
            Donald E. Nickelson         12,342,648               2,390,641
            Robert W. Pratt, Jr.        12,339,188               2,394,101
            Julian M. Seeherman         12,339,133               2,394,156
            Dennis W. Sheehan           12,342,618               2,390,671

Also at the meeting, the proposal to adopt the Company's 1995 Equity Incentive Plan was approved by the following votes:

                  For              14,335,561
                  Against             395,563
                  Abstain               2,165

Also at the meeting, the proposal to adopt the Company's 1995 Restricted Stock Bonus Plan was approved by the following votes:

                  For              14,084,346
                  Against             644,841
                  Abstain               4,102

Also at the meeting, the proposal to adopt the Company's 1995 Directors Non-Qualified Stock Option Plan was approved by the following votes:

                  For              12,960,344
                  Against           1,716,153
                  Abstain              56,792

Also at the meeting, the selection of Price Waterhouse LLP as independent auditors of the Company was ratified by the following votes:

                  For              14,726,310
                  Against               3,257
                  Abstain               3,722

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.1 Noncompetition Agreement between Adjita G. Rajendra and Greenfield Industries, Inc. dated July 15, 1996

(b)      REPORTS ON FORM 8-K

         On April 8, 1996, the Company filed a report on Form 8-K pertaining to the announcement of its intention to effect a private offering of convertible preferred securities to be issued by Greenfield Capital Trust, a Delaware business trust, organized by the Company exclusively for purposes of the offering.

         On April 24, 1996, the Company filed a report on Form 8-K pertaining to the announcement of the completion of a private offering of convertible preferred securities issued by Greenfield Capital Trust, a Delaware business trust, organized by the Company exclusively for the purposes of the offering.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GREENFIELD INDUSTRIES, INC.



Date: August 12, 1996               /S/ Gary L. Weller
                                    ____________________________________________

                                    Gary L. Weller
                                    Senior Vice President
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)