Form 10-Q
period 1996-09-30
GREENFIELD INDUSTRIES INC /DE/
filed 1996-11-12
CIK 906419

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X     Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
-----   Exchange Act of 1934.

For the quarterly period ended September 30, 1996

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________________ to ________________________


                         Commission File Number 0-21828

                           GREENFIELD INDUSTRIES, INC.

                 2743 Perimeter Parkway, Building 100, Suite 100
                             Augusta, Georgia 30909
                                  706/863-7708

                       I.R.S. Employment I. D. 04-2917072

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                 X
                       Yes ------------ No --------------

        The number of shares of common stock outstanding at October 31, 1996 was 16,371,175 shares.

                           GREENFIELD INDUSTRIES, INC.
                                      INDEX

                                                                            Page
                                                                          Number
Part I  - Financial Information

          Item 1.     Financial Statements

                      Consolidated  Statement of  Operations-
                      three months and nine months ended
                      September 30, 1996 and 1995 (Unaudited)                  3

                      Consolidated Balance Sheet -
                      September 30, 1996 (Unaudited) and
                      December 31, 1995                                        4

                      Consolidated Statement of Cash Flows -
                      nine months ended September 30, 1996 and
                      1995 (Unaudited)                                         5

                      Consolidated Statement of Changes in
                      Stockholders' Equity for the nine months
                      ended September 30, 1996 (Unaudited)                     6

                      Notes to Consolidated Financial Statements          7 - 13

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      13 - 22

Part II - Other Information

          Item 6.     Exhibits and Reports on Form 8-K

                      (a)    Exhibits                                         22
                      (b)    Reports on Form 8-K                              22

Signature                                                                     23

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements



                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                         (UNAUDITED)
                                             (In thousands, except per share data)


                                          Three months ended                Nine months ended
                                              September 30,                    September 30,
                                         1996               1995             1996          1995
                                         ----               ----             ----          ----


Net sales                             $    121,370     $   104,147     $    384,089   $   315,365
Cost of sales                               86,371          71,464          266,835       217,206
                                       -----------      ----------      -----------    ----------
Gross profit                                34,999          32,683          117,254        98,159
Selling, general and
  administrative expenses                   20,045          17,045           66,367        53,161
Restructuring costs                          4,000          --                4,000        --
                                       -----------      ----------      -----------    ----------
Operating income                            10,954          15,638           46,887        44,998
Interest expense                             2,567           2,102            8,729         6,232
Dividends on company-obligated,
  mandatorily redeemable
  convertible preferred securities
  of Greenfield Capital
  Trust at 6% per annum                      1,725          --                3,009        --
                                       -----------      ----------      -----------    ----------
Income before provision for
  income taxes                               6,662          13,536           35,149        38,766
Provision for income taxes                   2,703           5,451           14,264        15,711
                                       -----------      ----------      -----------    ----------
Net income                            $      3,959     $     8,085     $     20,885  $     23,055
                                       ===========      ==========      ===========    ==========
Earnings per share:
  Primary                             $       0.24     $      0.50     $       1.28  $       1.42
                                       ===========      ==========      ===========    ==========
  Fully diluted (see Note 11)         $       **       $      0.50     $       1.25  $       1.42
                                       ===========      ==========      ===========    ==========
Weighted average shares outstanding:
  Primary                                   16,358          16,252           16,313        16,251
                                       ===========      ==========      ===========    ==========
  Fully diluted                             19,146          16,252           17,941        16,251
                                       ===========      ==========      ===========    ==========
Dividends per common share            $       0.04     $      0.03     $       0.12  $       0.09
                                       ===========      ==========      ===========    ==========

               See accompanying Notes to Consolidated Financial Statements.




                                                         CONSOLIDATED BALANCE SHEET

                                                     (In thousands, except share data)

                                                        September 30,    December 31,
                                                           1996               1995
                                                        (UNAUDITED)

ASSETS
Current assets:
  Cash                                                  $     6,737     $        5,258
  Accounts receivable, net of allowance for
       doubtful accounts of $3,625 and $2,624,
       respectively                                          81,347             63,618
  Inventories, net                                          152,046            109,769
  Prepaid expenses and other                                  7,279              4,069
                                                        ------------      ------------
            Total current assets                            247,409            182,714
Property, plant and equipment, net                          138,307            109,022
Goodwill, net                                               160,327             98,795
Other assets, net                                             2,053              7,932
                                                        ------------     -------------
            Total assets                                $   548,096     $      398,463
                                                        ============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $       502     $          633
  Accounts payable                                           21,825             24,586
  Accrued liabilities                                        42,743             33,688
                                                        -----------      -------------
            Total current liabilities                        65,070             58,907
Long-term debt                                              151,320            140,198
Deferred taxes                                                4,971              4,207
Other long-term liabilities                                  16,216             15,891
                                                        -----------      -------------
            Total liabilities                               237,577            219,203
                                                        -----------      -------------

Commitments and contingencies (see Note 10)

Company-obligated, mandatorily redeemable
       convertible preferred securities of subsidiary
       Greenfield Capital Trust                            115,000                --
                                                        -----------     --------------
Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
       authorized; no shares issued and outstanding
  Common stock; $0.01 par value; 100,000,000
       shares authorized; 16,370,925 and 16,260,377
       shares issued and outstanding, respectively             164                163
  Additional paid-in capital and other                     109,315            111,615
  Retained earnings                                         87,940             69,014
  Cumulative translation adjustment                         (1,900)            (1,532)
                                                        -----------     --------------
            Total stockholders' equity                     195,519            179,260
                                                        -----------     --------------
            Total liabilities and stockholders' equity  $  548,096      $     398,463
                                                        ===========     ==============

            See accompanying Notes to Consolidated Financial Statements.



                                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                   (UNAUDITED)
                                                                  (In thousands)

                                                                 Nine months ended
                                                                    September 30,

                                                                 1996           1995
                                                                 ----           ----

Cash flows from operating activities:
  Net income                                                $      20,885   $     23,055
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities,
    excluding the effects of acquisitions:
     Depreciation                                                  10,967          9,180
     Amortization                                                   3,274          2,166
     Deferred income taxes                                          2,514            256
     Tax benefits relating to exercise of stock options               302          3,186
     Other                                                           (821)          (553)
     Changes in operating assets and liabilities:
      Accounts receivable, net                                     (2,874)       (12,172)
      Inventories, net                                            (17,242)       (16,701)
      Prepaid expenses and other                                   (2,411)        (2,364)
      Accounts payable                                            (17,949)         5,386
      Accrued liabilities                                          (1,358)        (6,069)
                                                               -----------    -----------
         Net cash (used in) provided by operating activities       (4,713)         5,370
                                                               -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                            (21,789)       (17,728)
  Purchase of businesses, net of cash acquired (see Note 3)       (96,503)       (22,216)
  Other                                                             2,352            556
                                                               -----------    -----------
          Net cash used in investing activities                  (115,940)       (39,388)
                                                               -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowings                                        128,375         38,043
  Payments on borrowings                                         (116,660)        (7,383)
  Net proceeds from issuance of 6% company-obligated,
    mandatorily redeemable convertible preferred
    securities of subsidiary Greenfield Capital Trust             110,775            --
  Dividends paid on common stock                                   (1,959)        (1,449)
  Other                                                             2,571            153
                                                               -----------    -----------
          Net cash provided by financing activities               123,102         29,364
                                                               -----------    -----------
  Effect of exchange rate changes on cash                            (970)           658
                                                               -----------    -----------
  Net increase (decrease) in cash                                   1,479         (3,996)
  Cash at beginning of period                                       5,258          3,996
                                                               -----------    -----------
  Cash at end of period                                     $       6,737   $          0
                                                               ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.





                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                                     (UNAUDITED)
                                                       (In thousands, except per share data)

                                                          Additional                         Cumulative
                                           Common           Paid-In          Retained        Translation
                                            Stock       Capital & Other      Earnings         Adjustment       Total
                                          ----------    ---------------    ------------     -------------   ----------

Balance, December 31, 1995                $     163        $  111,615      $   69,014       $    (1,532)    $  179,260
Net income                                                                     20,885                           20,885
Exercise of stock options and
  tax benefits related thereto                    1             1,124                                            1,125
Dividends declared and paid
  ($0.12 per common share)                                                     (1,959)                          (1,959)
Partial repayment of stock
  subscriptions receivable                                         40                                               40
Executive stock awards                                            761                                              761
Issuance costs of company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary
  Greenfield Capital Trust                                     (4,225)                                          (4,225)
Cumulative translation
  adjustment                                                                                       (368)         (368)
                                           --------         ---------       ---------        -----------     ---------
Balance, September 30, 1996               $     164        $  109,315      $   87,940       $    (1,900)    $  195,519
                                           ========         =========       =========        ===========     =========



          See accompanying Notes to Consolidated Financial Statements.


                           GREENFIELD INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

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

3.      Acquisitions

        The  following  table  summarizes  certain  information   regarding  the
Company's acquisitions since December 31, 1995:
                                                                     Net Cash
            Date                       Business                   Purchase Price
            ----                       --------                   --------------
       January 1996             Rule Industries, Inc.                $83,300
       June 1996                Boride Products, Inc. (Boride)        $8,300
       July 1996                Arkansas Cutting Tools (ACT)          $4,900

These acquisitions were each accounted for using the purchase method of accounting and financed primarily through bank borrowings, resulting in an increase in the Company's outstanding debt. Results of operations of each acquired company have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill. Except for Rule, the pro forma effects, individually and collectively, of the acquisitions on the Company's consolidated results of operations and financial position are not material.

        The following table sets forth pro forma information for the Company for the three and nine month periods ended September 30, 1995 as if the acquisition of Rule had taken place on January 1, 1995. This information is unaudited and does not purport to represent actual revenue, net income and primary earnings per share had the acquisition actually taken place on January 1, 1995:

                                    Three months ended         Nine months ended
                                    September 30, 1995        September 30, 1995
                                    ------------------        ------------------
     Net sales                          $119,761                  $366,211
                                         =======                   =======
     Net income                         $  7,354                  $ 23,686
                                         =======                   =======
     Primary earnings per share         $   0.45                  $   1.46
                                         =======                   =======

In connection with the Company's acquisition of Rule in January 1996, the Company recorded a restructuring reserve of $2,600 primarily related to the closing of two Rule facilities (including the corporate office) and the involuntary termination of a substantial number of Rule employees. Of the $2,600 reserve, $1,240 related to employee severance costs, $346 related to the closure of the two facilities, and $1,014 related to other nonrecurring costs associated with terminating certain Rule operations. This restructuring has resulted in a reduction in personnel and the elimination of certain duplicate functions. Of the total $2,600 reserve, approximately $2,500 had been incurred as of September 30, 1996. The Company expects to incur the remaining costs in the fourth quarter of 1996.

4.      Financing

        In February 1996, in connection with the acquisition of Rule, the Company amended its unsecured acquisition facility, increasing its availability from $20,000 to $60,000. Such amount was reduced to $20,000 on April 24, 1996 in connection with the Company's completion of a private placement as discussed in
Note 5. As of September 30, 1996 there were no borrowings under the acquisition facility.

        The Company also maintains unsecured revolving credit facilities with a group of financial institutions which expire in November 1999 and March 2000. The total amounts available under such agreements are $130,000, 9,500 pound sterling and DM 21,000 of which $49,000, 7,100 pound sterling and DM 7,000, respectively, was outstanding at September 30, 1996 at interest rates ranging from 4.3% to 6.9% per annum.


5.      Convertible Preferred Securities

        On April 24, 1996, the Company completed a private placement to institutional investors of $115,000 of 6% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through Greenfield Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust and are fully, irrevocably and unconditionally guaranteed by Greenfield. Greenfield owns all of the common securities of the Trust. The assets of the Trust consist solely of Greenfield's 6% Convertible Junior Subordinated Deferrable Interest Debentures Due 2016 which were acquired with the proceeds from the offering. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of Greenfield at an effective conversion price of $41.25 per share and are redeemable at Greenfield's option after April 15, 1999. The net proceeds of the offering of approximately $110,775 were used by Greenfield to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 26, 1996.

6.      Dividends

        On March 29, June 28 and September 30, 1996, the Company paid a cash dividend of $0.04 per share to common stockholders of record on March 8, June 10 and September 10, 1996, respectively. Total dividends paid for the nine months ended September 30, 1996 approximated $1,959.

        On July 1 and September 30, 1996, the Trust paid dividends on the Convertible Preferred Securities totalling approximately $3,009.

7.      Supplemental balance sheet information is detailed below:


                                                 September 30,      December 31,
                                                     1996               1995
                                                     ----               ----
                                                  (Unaudited)
Inventories:
    Raw material and component parts               $  55,397           $ 28,248
    Work in process                                   34,698             31,648
    Finished goods                                    61,951             49,873
                                                     -------            -------
                                                   $ 152,046          $ 109,769
                                                     =======            =======
Accrued liabilities:
    Employee compensation and benefits             $  21,154           $ 18,676
    Restructuring costs                                3,799              4,919
    Interest                                           3,848              1,544
    Income and other taxes                             2,238                --
    Other                                             11,704              8,549
                                                      ------             ------
                                                   $  42,743           $ 33,688
                                                      ======             ======


8.      Restructuring Costs

        The results of operations for the three and nine months ended September 30, 1996 included restructuring costs of $4,000 ($2,400 net of tax benefits) of $0.15 per common share on a primary basis. These costs were primarily related to employee severance and certain other nonrecurring charges resulting from the effects of the reorganization of the Company's business groups.

        The restructuring costs included those costs associated with the combination or elimination of certain functions or operations which were identified as redundant. The $4,000 restructuring charge recorded in the third quarter included $2,727 for employee-related costs consisting primarily of severance costs, $585 for the write-down of plant assets where operations have been or will be terminated, and $688 for other nonrecurring costs. Included in the $2,727 of employee-related costs are $2,162 of employee severance costs for personnel that have been terminated or will be terminated in future periods. Of the total $4,000 charge, approximately $342 had been incurred through September 30, 1996.

9.      Stock option and stock incentive plans consist of the following:


Stock Option Plans
------------------
        The Company has three stock option plans: the Employee Stock Option Plan (Employee Plan), the 1995 Directors Non-Qualified Stock Option Plan (Directors
Plan) and the 1993  Directors  Non-Qualified  Stock Option Plan (1993  Directors
Plan).

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

        A summary of stock option activities for the nine months ended September 30, 1996 pursuant to the Employee Plan, Directors Plan and 1993 Directors Plan follows:
                                                                      Shares
                                             Average                  Subject
                                              Price                  To Option
                                             -------                 ---------
Summary of stock options:
 Beginning of period                         $21.95                   788,175
 Options granted                              31.07                   116,000
 Options exercised                            16.13                   (51,000)
 Options cancelled                            26.49                   (19,000)
                                                                      --------
 End of period                                23.47                   834,175
                                                                      =======
 Exercisable at September 30, 1996                                    118,875
                                                                      =======

Stock Incentive Plans
---------------------

        The Company has two stock incentive plans: the 1995 Equity Incentive Plan (Incentive Plan) and the 1995 Restricted Stock Bonus Plan (Ownership Plan). Both plans were approved in May 1996 by the stockholders of the Company.

        The Incentive Plan provides for the granting of up to 273,000 shares of common stock to certain senior executives of the Company in time-lapse restricted stock, performance contingent restricted stock and performance shares. Time-lapse restricted stock vests in one-third increments over a three-year period commencing four years after the date of the award. Performance contingent restricted stock is earned when the price for the Company's stock reaches certain predetermined levels, and then vests over a three or five year period. Performance shares are earned based on attainment of a predetermined four-year cumulative earnings per share level. Attainment of between 50% and 200% of the predetermined objective will entitle the participants to receive restricted performance shares of between 50% and 200% of the target award, which then vests over a three-year period. No performance shares are earned if less than 50% of the performance objective is obtained.

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

        A summary of stock issued pursuant to the Incentive Plan and Ownership Plan for the nine months ended September 30, 1996 follows:

                                                       Market Value
                                             Shares    At Award Date        Vesting Period
                                             ------    --------------       --------------

Incentive Plan
 Time-lapse Restricted Stock                 26,000       $30.50        Nov 1999 - Nov 2001
 Time-lapse Restricted Stock                  8,000       $31.625      July 2000 - July 2002
 Performance Contingent Restricted Stock      7,700       $37.75             Nov 2000
                                             ------
Ownership Plan                               41,700                     Feb 1997 - Feb 2001
                                             17,848       $30.50
                                             ------
                                             59,548
                                             ======


        Shares issued but which remain restricted are recorded as deferred compensation, a reduction to additional paid-in capital. The increase in additional paid-in capital of $761 for the issuance of executive stock awards in the nine months ended September 30, 1996 is net of this deferred compensation. As the shares are earned and become unrestricted, additional paid-in capital will increase. For the nine months ended September 30, 1996, the Company recorded $1,500 in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.


10.     Commitments and contingencies

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

11.     Earnings per share

        Fully diluted earnings per share, which primarily reflect the effects of conversion of the Company's Convertible Preferred Securities described in Note 5, are not presented for the quarter ended September 30, 1996 due to the anti-dilutive effect thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Greenfield Industries, Inc. for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended December 31, 1995.

        During the fourth quarter of 1995, the Company acquired the outstanding common stock of Cleveland Europe Limited ("Cleveland Europe"). In the first nine months of 1996, the Company acquired the outstanding common stock of Rule Industries, Inc. ("Rule") and the net assets of Boride Products, Inc. ("Boride") and of Arkansas Cutting Tools ("ACT").

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

RESULTS OF OPERATIONS

        The following table sets forth for the periods  indicated the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
consolidated statement of operations:

                                       Three months ended      Nine months ended
                                          September 30,           September 30,
                                       ------------------      -----------------
                                           (unaudited)             (unaudited)
                                         1996        1995       1996        1995
                                         ----        ----       ----        ----

Net sales                                100.0%      100.0%     100.0%     100.0%
Cost of sales                             71.2        68.6       69.5       68.9
                                          ----        ----       ----       ----
Gross profit                              28.8        31.4       30.5       31.1
Selling, general and administrative
 expenses                                 16.5        16.4       17.3       16.8
Restructuring costs                        3.3         --         1.0        --
                                          ----        ----       ----       ----
Operating income                           9.0        15.0       12.2       14.3

Interest expense                           2.1         2.0        2.3        2.0
Dividends on company-obligated,
  mandatorily redeemable convertible
  preferred securities of Greenfield
  Capital Trust at 6% per annum            1.4         --         0.8        --
                                          ----        ----       ----       ----
Income before provision for income taxes   5.5        13.0        9.1       12.3

Provision for income taxes                 2.2         5.2        3.7        5.0
                                          ----        ----       ----       ----
Net income                                 3.3%        7.8%       5.4%      5.4%
                                          ====        =====      =====     =====

THREE   MONTHS  ENDED   SEPTEMBER  30,  1996  COMPARED  TO  THREE  MONTHS  ENDED
SEPTEMBER 30, 1995


        Net sales for the three months ended September 30, 1996 were $121.4 million, an increase of $17.3 million, or 16.5%, over net sales of $104.1 million for the three months ended September 30, 1995. During the quarter, sales from newly-acquired businesses were $18.3 million while sales from existing businesses declined $1.0 million or 1%. The decline in sales from existing businesses is generally believed to be caused by reduced demand as a result of inventory destocking and softer market conditions.

        Including the effect of the newly acquired businesses, net sales of the Company's six product groups were as follows:

                                                    THREE MONTHS
                                                 ENDED SEPTEMBER 30,
                                                  ($ in millions)

                                                                       INCREASE
                                       1996            1995           (DECREASE)
                                       ----            ----           ----------

        Industrial Products          $ 59.1          $ 55.1             $ 4.0
        Engineered Products            18.2            15.4               2.8
        Energy & Construction          15.6            14.2               1.4
         Products
        Electronics Products           14.0            14.6              (0.6)
        Consumer Products               8.7             4.8               3.9
        Marine Products                 5.8             --                5.8
                                     ------          ------             -----
                                     $121.4          $104.1             $17.3
                                     ======          ======             =====

The increases in net sales of the industrial, consumer and marine product groups were attributable to the sales from the newly-acquired businesses of Rule and Cleveland Europe. The increase in net sales of engineered products was primarily attributable to the sales from the newly-acquired business of Boride, while net sales of energy and construction products were affected by the continued increase in demand for energy products. Electronics products sales were down slightly from 1995, primarily as a result of a decline in demand in Europe and, to a lesser extent, in the United States relative to the second quarter of 1996.

        Gross profit increased 7.1% to $35.0 million from $32.7 million in the comparable period in 1995, primarily as a result of the sales increases discussed above. The gross profit margin decreased to 28.8% from 31.4%. The decrease in gross profit margin resulted primarily from lower production levels and plant inefficiencies relating to the decline in sales from existing businesses.

        Selling, general and administrative ("SG&A") expenses increased $3.0 million in the three months ended September 30, 1996 and SG&A expenses as a percentage of net sales increased to 16.5% from 16.4% in the comparable period in 1995. The increase was primarily a result of the Rule, Cleveland Europe and Boride acquisitions.


        Restructuring costs of $4.0 million were recorded for the quarter ended September 30, 1996 relating primarily to severance and other employee-related costs associated with the reorganization and restructuring of the Company's business groups. In connection with this reorganization, certain functions were identified as redundant and will be combined or eliminated, with the objective of making each business group more focused and responsible to its respective customer base. The Company continues to evaluate its operations with an intent to streamline operations, improve productivity and reduce costs, and may implement additional rationalization programs in the future.

        Operating income declined $4.7 million, or 30.0%, to $11.0 million while operating margins decreased to 9.0% from 15.0% during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decreased operating profit was due primarily to the restructuring charge, while the decreased operating margins were due to lower gross profit margins, both discussed above.

        Interest expense increased $0.5 million to $2.6 million for the three months ended September 30, 1996 from $2.1 million for the three months ended September 30, 1995. The increase in interest expense resulted from the increase in the debt level of the Company, primarily due to acquisitions, largely offset by the proceeds from the issuance of the company-obligated mandatorily redeemable convertible preferred securities during April 1996. The net proceeds from such issuance of approximately $110.8 million were used to repay Company indebtedness.

        Dividends  on  company-obligated,   mandatorily  redeemable  convertible
preferred securities of Greenfield Capital Trust were $1.7 million for the quarter ended September 30, 1996.

        Provision for income taxes decreased to $2.7 million for the three months ended September 30, 1996, a decrease of $2.7 million from the three months ended September 30, 1995, reflecting the lower pretax income.

        Net income decreased to $4.0 million for the three months ended September 30, 1996, a decrease of $4.1 million, or 51.0%, from the same period in 1995 as a result of the factors noted above. Primary earnings per share decreased to $0.24 from $0.50 for the three months ended September 30, 1996 and 1995, respectively.

NINE   MONTHS   ENDED  SEPTEMBER  30,  1996   COMPARED  TO   NINE  MONTHS  ENDED
SEPTEMBER 30, 1995

        Net sales for the nine months ended September 30, 1996 were $384.1 million, an increase of $68.7 million, or 21.8%, over net sales of $315.4 million for the nine months ended September 30, 1995. Of the $68.7 million increase in sales, $61.1 million was due to the sales from newly-acquired businesses, with the remaining $7.6 million resulting from increased sales from existing businesses. The increase in sales from existing businesses was largely the result of stronger market conditions for the first six months of fiscal 1996, offset by lower sales in the third quarter of 1996 which are generally believed to be caused by reduced demand as a result of inventory destocking and softer market conditions.


        Including the effect of the newly-acquired businesses, net sales of the Company's six product groups were as follows:

                                                        NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                      ($ in millions)

                                            1996         1995           INCREASE
                                            ----         ----           --------
        Industrial Products                 $196.8       $171.0           $25.8
        Engineered Products                   50.7         47.1             3.6
        Energy & Construction Products        46.3         41.4             4.9
        Electronics Products                  45.5         44.9             0.6
        Consumer Products                     26.1         11.0            15.1
        Marine Products                       18.7          --             18.7
                                            ------       ------           -----
                                            $384.1       $315.4           $68.7
                                            ======       ======           =====

The increases in net sales of the industrial, consumer and marine product groups were primarily attributable to the sales from the newly-acquired businesses of Rule and Cleveland Europe. Net sales of engineered products were up from 1995 primarily due to the acquisition of Boride. Net sales of the electronics products group increased for the nine months ended September 30, 1996, primarily as a result of increased sales realized in the first quarter of 1996. Sales in subsequent quarters of fiscal 1996 have been adversely affected by a decline in demand in Europe and, to a lesser extent, in the United States. Net sales of energy and construction products were affected by the continued increase in demand for energy products.

        Gross profit increased 19.5% to $117.3 million from $98.2 million in the comparable period in 1995, primarily as a result of the sales increases discussed above. The gross profit margin decreased to 30.5% from 31.1%. The decrease in gross profit margin resulted primarily from lower production levels and plant inefficiencies relating to the decline in sales from existing businesses in the third quarter of 1996.

        SG&A expenses increased $13.2 million in the nine months ended September 30, 1996 and SG&A expenses as a percentage of net sales increased to 17.3% from 16.8% in the comparable period in 1995. The increase was primarily a result of the Rule, Cleveland Europe and Boride acquisitions, and a $1.5 million stock-based compensation charge discussed below.

        During the second quarter of 1996, the Company's stockholders approved stock-based compensation plans for key executives of the Company under which certain key executives may receive restricted stock awards if certain criteria, including increases in the Company's stock price and earnings per share, are achieved over the next several years. Compensation expense charged in the nine months ended September 30, 1996 pursuant to such plans was $1.5 million. Compensation charges attributable to the plans in future periods, if any, are estimated to be less than the charge for the current period; however, such charges will be based in part on changes in the Company's stock price and therefore may fluctuate significantly from period to period.

        Restructuring costs of $4.0 million were recorded for the quarter ended September 30, 1996 relating primarily to severance and other employee-related costs associated with the reorganization and restructuring of the Company's business groups. In connection with this reorganization, certain functions were identified as redundant and will be combined or eliminated, with the objective of making each business group more focused and responsive to its respective customer base. The Company continues to evaluate its operations with an intent to streamline operations, improve productivity and reduce costs and may implement additional rationalization programs in the future.

        Operating income improved $1.9 million, or 4.2%, to $46.9 million while operating margins decreased to 12.2% from 14.3% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The improved operating income was due to the acquisitions of Rule, Cleveland Europe and Boride. Operating margins declined due to the lower operating margins of Rule and Cleveland Europe as compared to the historical margins of the Company, the lower gross margins on certain existing businesses, the stock-based compensation charge and the restructuring charge, all discussed above.

        Interest expense increased $2.5 million to $8.7 million for the nine months ended September 30, 1996 from $6.2 million for the nine months ended September 30, 1995. The increase in interest expense resulted from the increase in the debt level of the Company, which was primarily due to acquisitions, partially offset by the proceeds from the issuance of the company-obligated, mandatorily redeemable convertible preferred securities during April 1996. The net proceeds from such issuance of approximately $110.8 million were used to repay Company indebtedness.

        Dividends  on  company-obligated,   mandatorily  redeemable  convertible
preferred securities of Greenfield Capital Trust were $3.0 million for the nine months ended September 30, 1996.

        Provision for income taxes decreased to $14.3 million for the nine months ended September 30, 1996, a decrease of $1.4 million from the nine months ended September 30, 1995, reflecting the lower pretax income.

        Net income decreased to $20.9 million for the nine months ended September 30, 1996, a decrease of $2.2 million, or 9.4%, from the nine months ended September 30, 1995 as a result of the factors noted above. Primary and fully diluted earnings per share decreased to $1.28 and $1.25 from $1.42 and $1.42 for the nine months ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1996, cash used in operating activities was approximately $4.7 million, while during the nine months ended September 30, 1995, cash provided by operating activities was approximately $5.4 million. Cash used in operating activities for the nine months ended September 30, 1996, was primarily due to a reduction in the accounts payable of Rule which were past due at the time of the acquisition, and to increased inventory levels in the industrial products group in order to improve customer service and sales.

        The purchase prices for the 1996 acquisitions of Rule, Boride and ACT totalled approximately $96.5 million in cash. In addition, the Company assumed liabilities of the acquired companies totalling approximately $24.3 million, including $2.4 million in acquisition costs. The Company expects that these acquisitions will expand sales and product offerings in the industrial, consumer, marine and engineered products markets.

        Cash was also used during the nine months ended September 30, 1996 for capital expenditures of approximately $21.8 million and the payment of dividends of approximately $2.0 million on the common stock. Net borrowings of the Company increased by approximately $11.7 million in the nine months ended September 30, 1996. During this period the Company borrowed approximately $128.4 million primarily related to the acquisitions of Rule, Boride and ACT totalling approximately $96.5 million, as well as borrowings for operating activities. These borrowings were largely offset by the repayment of indebtedness from the net proceeds of approximately $110.8 million from the issuance of the convertible preferred securities.

        During the nine months ended September 30, 1995, cash was used to finance capital expenditures of approximately $17.7 million and pay dividends of approximately $1.4 million on the common stock. Net borrowings of the Company increased by approximately $30.7 million in the nine months ended September 30, 1995, primarily due to the acquisitions of the American Mine Tool Division of Valenite, Inc. ("AMT") and Van Keuren, Inc. ("VK") and the exercise of an option to purchase shares of Rule. The purchase prices for the 1995 acquisitions of AMT and VK and the Rule shares totalled approximately $22.2 million in cash. In addition, the Company assumed liabilities of AMT and VK totalling approximately $3.0 million, including $0.3 million in acquisition costs.

        The Company has a $130 million senior unsecured credit facility provided by five institutions. The domestic facility includes a $110 million revolving credit line and a $20 million acquisition line. As of September 30, 1996, the Company had $49.0 million outstanding under the revolving credit line. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company. As of September 30, 1996, the interest rate on borrowings under the revolving credit line ranged from approximately 6.2% to 6.3%. During February 1996, in connection with the acquisition of Rule described above, the Company amended its senior unsecured credit facility to temporarily increase the acquisition line to $60 million from $20 million. The additional $40 million acquisition line was subsequently reduced to $20 million in connection with the issuance of the convertible preferred securities. As of September 30, 1996, the Company had no indebtedness outstanding under the acquisition line.

        The Company also has a foreign revolving credit facility which provides for loans denominated in British pounds or German Deutschemarks (limited to
9.5 pound sterling million and DM 21.0 million, respectively). At September 30, 1996, the Company had 7.1 pound sterling million and DM 7.0 million outstanding under the foreign revolving credit facility. The foreign revolving credit facility generally bears interest at floating rates based upon LIBOR. As of September 30, 1996, the interest rates on this facility ranged from approximately 4.3% to 6.9%. As of September 30, 1996, the buying rates for British pounds and German Deutschemarks were $1.5653 per British pound and DM
1.5270 per dollar, respectively.

        The senior unsecured domestic credit facility is scheduled to terminate in November 1999 while the foreign revolving credit facility is scheduled to terminate in March 2000. The agreements relating to both facilities contain provisions which, among other things, limit certain additional borrowings and capital expenditures, require maintenance of certain minimum working capital ratios and net worth levels and prohibit any material guaranty, endorsement or contingent liability with respect to the obligation or liability of any other person. At September 30, 1996 and 1995, the Company was in compliance with, or had obtained waivers of, such provisions.


        In April 1996, the Company completed a private placement to institutional investors of 2.3 million, or $115.0 million in aggregate amount, of 6% convertible preferred securities (liquidation preference $50 per convertible preferred security). The placement was made through Greenfield Capital Trust, a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust and are fully, irrevocably and unconditionally guaranteed by Greenfield. Greenfield owns all of the common securities of the Trust. The assets of the Trust consist solely of Greenfield's 6% Convertible Junior Subordinated Deferrable Interest Debentures Due 2016 which were acquired with the proceeds of the offering. The convertible preferred securities are convertible at the option of the holders thereof at any time into the common stock of Greenfield at an effective conversion price of $41.25 per share and are redeemable at Greenfield's option after April 15, 1999. The approximately $110.8 million net proceeds of the offering were used by Greenfield to retire indebtedness. A registration statement relating to resales of such convertible preferred securities was declared effective by the Securities and Exchange Commission on September 26, 1996.

        On March 29, June 28 and September 30, 1996, the Company paid a quarterly cash dividend of $0.04 per share to common stockholders of record on March 8, June 10 and September 10, 1996, respectively.

        On July 1 and September 30, 1996, Greenfield Capital Trust paid quarterly cash dividends totalling approximately $3.0 million to holders of the convertible preferred securities.

        As of September 30, 1996, the Company had a backlog of $40.1 million, as compared to $44.3 million as of December 31, 1995. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. The Company anticipates that approximately 90% of its backlog at any given time will be shipped within the next three-month period.

        Based on its current operating plans, the Company believes that it will have sufficient cash from operations and/or availability from its existing credit facilities to meet its currently anticipated needs for liquidity and capital expenditures.

RESTRUCTURING COSTS


        During the third quarter of 1996, the Company recorded a restructuring charge of $4 million ($2.4 million, net of tax benefits) or $0.15 per common share. These costs were primarily related to employee severance and certain other nonrecurring charges resulting from the effects of the reorganization of the Company's business groups. In connection with this reorganization, certain functions were identified as redundant and are being eliminated or consolidated into other locations with the objective of making each business group more responsive to its respective customer base and to enhance manufacturing efficiencies. This restructuring has resulted in a reduction in personnel and the elimination of certain duplicate functions, thereby eliminating excessive costs and redundancies in future periods. The $4.0 million charge includes employee-related costs (primarily severance and relocation), write-downs of idled plant assets and other nonrecurring items. Of the total $4.0 million charge, approximately $0.4 million had been incurred as of September 30, 1996. The Company expects to incur the remaining costs during the fourth quarter of 1996 and early 1997.

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

(a)    Exhibits

11     Statement re:  Computation of Per Share Earnings

27     Financial Data Schedule

(b)    Reports on Form 8-K

          On September 6, 1996,  the Company  filed a report on Form
       8-K pertaining to the issuance of a press release concerning the expected results for the fiscal quarter ending September 30, 1996.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GREENFIELD INDUSTRIES, INC.



Date: November 12, 1996                     /s/ Gary L. Weller
                                            -----------------------------------

                                            Gary L. Weller
                                            Senior Vice President
                                            Chief Financial Officer
                                            (Principal Accounting and
                                             Financial Officer)