Form 10-K
period 1996-12-31
GREENFIELD INDUSTRIES INC /DE/
filed 1997-03-27
CIK 906419

                                   FORM 10-K
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM              TO
                                                 ------------    ------------

                        Commission File number 0-21828

                             ---------------------

                          GREENFIELD INDUSTRIES, INC.
             [EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

                  DELAWARE                                   04-2917072
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)
           2743 PERIMETER PARKWAY
          BUILDING 100, SUITE 100
              AUGUSTA, GEORGIA                                 30909
  (Address of Principal Executive Offices)                   (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (706) 863-7708
                             ---------------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
        -------------------                               ---------------------
                                      None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                            SERIES A PREFERRED STOCK
                        PREFERRED STOCK PURCHASE RIGHTS
                             (TITLE OF EACH CLASS)

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates (16,047,476 shares) of the registrant was $365,080,079 (based on the closing price, on such date, of $22.75 per share).

     As of March 21, 1997 there were 16,398,257 shares of common stock, $0.01 par value, outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Annual Report to Stockholders for the Year Ended December 31, 1996 (portion) (Parts I, II and IV). Proxy Statement dated March 27, 1997 (portion) (Part III).

================================================================================

                         GREENFIELD INDUSTRIES, INC.

                              INDEX TO FORM 10-K

                                                                                                       PAGE
                                                              Part I
Item 1                 Business........................................................................   3
Item 2                 Properties......................................................................  10
Item 3                 Legal Proceedings...............................................................  10
Item 4                 Submission of Matters to a Vote of Security Holders.............................  10
                                                             Part II
Item 5                 Market for Registrant's Common Stock and Related Stockholder Matters............  11
Item 6                 Selected Data...................................................................  11
Item 7                 Management's Discussion and Analysis of Financial Condition and Results of
                         Operations....................................................................  11
Item 8                 Financial Statements and Supplementary Data.....................................  11
Item 9                 Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosure....................................................................  11
                                                             Part III
Item 10                Directors and Executive Officers of the Registrant..............................  12
Item 11                Executive Compensation..........................................................  12
Item 12                Security Ownership of Certain Beneficial Owners and Management..................  12
Item 13                Certain Relationships and Related Transactions..................................  12
                                                             Part IV
Item 14                Exhibits, Financial Statement Schedules, and Reports on Form 8-K................  13


                                    PART I

ITEM 1. BUSINESS

  GENERAL

     Greenfield Industries, Inc. ("Greenfield" or the "Company") is one of the four largest manufacturers of expendable cutting tools and related products used primarily in industrial applications and the largest North American producer of expendable rotary cutting tools, which constituted the majority of the Company's 1996 sales. Rotary cutting tools are consumable cylindrical fluted tools used to cut, bore, shape, mill and thread industrial materials. Greenfield's products are consumed during use and are replaced by purchasers on a periodic basis. Based on internal estimates, the Company believes that it maintains one of the two largest market shares in each of the principal product lines in which it is described herein as a leading manufacturer.

     Greenfield's products are sold in six principal markets: industrial, electronics, energy and construction, engineered products, consumer and marine. The Company produces industrial products used by manufacturers in a broad cross-section of industries to cut metal and other industrial materials. The Company is also a leading manufacturer of small diameter drills and routers used in the manufacture of circuit boards; carbide products used in energy and construction and engineered products applications; and consumer drill bits marketed under private label and proprietary brands, including Sears' line of Craftsman(R) drill bits, which the Company has supplied for more than 65 years. The Company's presence in the consumer market was substantially expanded in January 1996 as a result of the acquisition of Rule Industries, Inc. ("Rule"), a manufacturer of consumer saws and other hardware products. The Company's consumer products are sold primarily to consumers and tradesmen through major do-it-yourself hardware suppliers, such as Home Depot, retail chains and buying cooperatives, among whom the Company has not historically had significant market penetration. The Company offers products made from high-speed steel and tungsten carbide materials; each accounts for approximately half of the Company's revenues. In addition, the Company manufactures and markets a line of marine products. Sales and operational data by geographic area, including export sales, can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report"), which is incorporated herein by reference thereto.

     Greenfield has grown through complementary acquisitions and has benefited from operating efficiencies achieved through consolidations of operations and rationalizations of excess capacity. The Company is the successor to a group of complementary cutting tool businesses acquired since 1986. Greenfield was organized in 1986 in connection with the acquisition of the Cutting Tools Division of TRW, Inc. ("TRW"). Concurrently, Rogers Tool Works, Inc. ("RTW") was organized for the purpose of acquiring TRW's Carbide Division. These acquired businesses had net sales of approximately $89 million for the twelve months ended May 31, 1987. The Company has grown to 1996 consolidated net sales of approximately $510.1 million. Since 1986, more than 20 additional complementary businesses have been acquired by the Company. The following acquisitions have been made in the last three years:



                                                                                                     TOTAL
                                                                                                    ASSETS
                                                                                                      AT
                                                                                                  ACQUISITION
    DATE                      ACQUISITION                                 PRODUCTS                   DATE
  --------   ---------------------------------------------  ------------------------------------  -----------
                                                                                                  (DOLLARS IN
                                                                                                   MILLIONS)
    1994     Threads, Inc.................................  Gages                                       3.0
    1994     Hendersonville Industrial Tool Co., Inc......  Gages                                       2.7
    1994     The Cleveland Twist Drill Company............  Drills, reamers, end mills, taps and
                                                              dies, counterbores and countersinks      84.4
    1994     Carbidie Corporation.........................  Wear parts                                 27.3
    1995     American Mine Tool, a Division
               of Valenite, Inc...........................  Mining and wear parts                      15.1
    1995     Van Keuren, Inc..............................  Gages                                       2.5
    1995     Cleveland Europe Limited.....................  Industrial drills                          12.1
    1996     Rule Industries, Inc.........................  Industrial and consumer saws and
                                                              related products; marine products       111.6
    1996     Boride Products, Inc.........................  Ceramic and tungsten carbide based
                                                              wear parts                                9.1
    1996     Arkansas Cutting Tools, a Division of
               Production Carbide & Steel Company.........  High speed drills                           5.8
    1996     Bassett Rotary Tool Company..................  Carbide rotary cutting tools               14.5


     Greenfield's principal executive offices are located at 2743 Perimeter Parkway, Building 100, Suite 100, Augusta, Georgia 30909, and its telephone number is (706) 863-7708.

  BUSINESS STRATEGY

     General. Greenfield's business strategies include obtaining and maintaining leading market positions and broadening its product lines; reducing operating costs and improving productivity through capital investment and reorganization of production processes; and emphasizing quality and customer service. The Company seeks to implement its strategies through additional complementary acquisitions and rationalizing and integrating acquired operations.

     Market Position and Product Lines. The Company seeks to obtain and maintain leading market positions in each of its markets. Most of the markets in which the Company operates are fragmented and are undergoing consolidation, which is expected to benefit larger, more efficient producers such as the Company. Accordingly, the Company seeks to broaden its product lines through acquisitions. Management believes that the expansion of its product lines will enable the Company to reduce the effects of cyclicality on its business.

     Reducing Operating Costs and Improving Productivity. Operating costs have been lowered through an active program of capital investment, rationalizations and plant consolidations intended to streamline operations, improve productivity and reduce costs. For example, during 1994, Greenfield consolidated its electronic circuit board drill operations in Switzerland into its German operations. The consolidation resulted in increased production and lower employment levels. Similarly, the Company, in connection with the acquisition of The Cleveland Twist Drill Company ("CTD"), restructured and consolidated certain of the CTD facilities with other Company facilities. As part of this 18-month plan, the Company rationalized operations at thirteen of its North American manufacturing facilities, resulting in streamlined operations, improved productivity and reduced costs. Similarly, in connection with the acquisition of Rule, the Company closed Rule's corporate office and eliminated certain corporate functions with the remaining functions relocated to existing facilities. As part of a two-year plan for Rule, the Company is reorganizing operations at the South Deerfield, Massachusetts facility. This plan is expected to result in streamlined operations, improved productivity and reduced costs.

     Quality and Customer Service. Greenfield seeks to provide high levels of product quality and customer service in its markets, particularly in technically demanding applications where the cost of product failure is high, for example in the case of drilling compacts produced by the Company. The Company has earned numerous quality awards from its major customers, including Ford, Sears, Caterpillar, Chrysler and Navistar and has received ISO 9000 certification or equivalent for approximately one-half of its facilities. The remaining facilities are expected to receive certification during 1997.

     Acquisitions. Greenfield seeks to implement its strategies principally through acquisitions. The Company has increased its market position in existing product lines and broadened its product lines through acquisitions. Greenfield has a history of successfully combining acquired companies with its own operations and since 1986, it has consolidated or restructured operations at more than 20 plants. The Company has also reduced operating costs and improved productivity in connection with its acquisitions through improved raw material pricing, automation of manual operations, reduction of factory overhead through plant rationalizations and consolidations and improved management systems. Although the Company continually evaluates acquisition opportunities, no material acquisitions are pending or contemplated.

  MARKETS AND PRODUCTS

     General. Greenfield manufactures and markets expendable cutting tools and carbide products to the industrial, electronics, energy and construction, engineered products, and consumer markets. The Company also manufactures and markets a line of marine products. Although the products sold in these markets are similar and overlap to some degree, the markets generally are affected by different economic forces, resulting in different demand cycles.

     The Company manufactures a wide variety of cutting tools. High-speed steel is the predominant material for rotary cutting tools, offering high performance in a broad range of applications. Tungsten carbide materials are costlier and more durable and are preferred in certain applications.

     Greenfield's brand names enjoy a high degree of recognition in their respective markets. The Company differentiates its brands primarily on the basis of products, channels of distribution, geography and service. The Company also continually seeks to improve its products through research into additional carbide grades and coatings which will prolong tool life. In addition to the Company's branded products, the Company also supplies a number of industrial and consumer private label customers with its products, including Sears' line of Craftsman(R) drill bits.

     For information about Greenfield's backlog at December 31, 1996, reference is hereby made to the discussion of backlog under the caption "Management's Discussion and Analysis -- Liquidity and Capital Resources" of the Company's Annual Report, which is incorporated herein by reference thereto.

     Industrial Market. Greenfield is the largest producer in North America of rotary cutting tools for industrial applications. Customers in the industrial market use expendable cutting tools in their manufacturing operations. Demand in the industrial market tracks industrial production, and in 1996 the Company suffered from what it believed to be a relatively weak economy and inventory de-stocking at many of its customers. In 1996, the industrial market accounted for approximately 51% of consolidated net sales.

     Products sold in the industrial market include rotary cutting tools and related products. Rotary cutting tools are consumable cylindrical fluted tools used to cut, bore, shape, mill and thread industrial materials. Rotary cutting tools manufactured by the Company include drills, reamers, taps, end mills, burrs, routers, counterbores and countersinks. Drills bore holes in steel and other materials. Reamers make hole diameters precise within given tolerances. Taps machine internal screw threads in drilled or reamed holes. End mills are used in milling machines to shape industrial materials. Burrs remove excess material. Routers are used to profile materials. Counterbores and countersinks shape recesses for fastener heads and other uses. Related products include toolholders and inserts used in turning and milling operations; dies, dieheads and chasers used in industrial thread fastening applications; and certain industrial carbide wear parts used in applications where a high degree of wear resistance is desirable. As a result of the Rule acquisition, the Company also manufactures and markets an extensive line of hardware products, primarily stationary and portable power tool accessories for use in the industrial and consumer markets. Power tool accessories consist of a broad line of bandsaws, holesaws, circular saws and reciprocating blades used in power tool applications, including products which have tungsten-carbide grit cutting edges.

     The industrial market's rate of growth generally reflects the growth of the manufacturing economy. The industrial market has been cyclical, experiencing higher growth rates during periods of economic expansion. While demand for steel and carbide cutting tools has continued to grow, certain segments of the market have experienced some erosion in the past ten years. In particular, improvements in production processes, such as more precise casting and alternate materials technology, have reduced the overall amount of machining required in some applications. Also, materials such as diamond and ceramic products have offered alternatives to carbide inserts, and, to a lesser degree, rotary cutting tools.

     Electronics Market. Greenfield manufactures and markets circuit board drills for the electronics market. Circuit board drills are extremely small carbide drills which make small diameter holes in printed circuit boards. The Company serves customers globally out of its plants located in the United States, Germany and the United Kingdom. The Company believes that it is one of the largest worldwide manufacturers of circuit board drills and routers. As printed circuit boards are becoming increasingly complex and costly to manufacture, quality and, therefore, drilling demands are increasing. Multi-layer circuit board construction requires very accurate drills to establish inter-layer connections. Growth in the use of surface mount technology to affix components to printed circuit boards has increased demand for smaller, more precise holes which establish connections between layers in printed circuit boards. In 1996, the electronics market accounted for approximately 12% of consolidated net sales.

     As the only vertically-integrated producer in the United States of carbide blanks and circuit board drills, the Company is in a position to ensure control over a greater number of variables which affect the quality of the product. The Company supports this capability with a metallurgical and applications laboratory and has expanded its technical selling capability. To maintain its competitive position, the Company complements its internal development by assisting in the development of new metallurgical and coating techniques, primarily through a consortium of universities, which may allow for even smaller circuit board drill bits.

     Demand for these products is related to growth in demand for electronic components and electronically-controlled equipment. The circuit board drill market is generally cyclical, but with a long-term growth rate higher than the Company's other markets, as electronic components and controls continue to proliferate in manufactured goods, including cellular telephones, appliances, telecommunications equipment, computers and automobiles. Both domestic and international markets remained relatively constant in 1996 over 1995, except for the German markets which experienced declines beginning in the second quarter of 1996.

     Energy and Construction Market. Greenfield believes that it is the largest independent supplier of oilfield compacts in the world. Compacts are the cutting edges of oil well drilling bits, which are commonly referred to as "rock bits." Oilfield equipment products must be very high in quality because the cost of product failure can be substantial, particularly when defective products require rock bits to be replaced in wells which are sometimes miles underground. The Company's compacts are used both for oil and natural gas drilling. Natural gas reserves tend to be found deeper than oil, thereby increasing the utilization of rock bits. In 1994, the Company enhanced its position as the leading provider of oilfield compacts when it acquired the assets of Progressive Carbide from Dresser Industries, Inc. In connection with the acquisition, the Company expanded its supply of compacts to Dresser Industries, Inc. Previously, Progressive Carbide manufactured a certain portion of its oilfield compacts while purchasing the rest from the Company.

     The Company is a significant producer of tungsten carbide-tipped mining bits for the United States coal mining industry. It also manufactures mining bit accessories and carbide-tipped bits used in highway road resurfacing. The Company's standard line of mining and road resurfacing tools is designed to meet a wide variety of customer applications. It relies on the high quality of its products and excellent customer service along with a well-trained salesforce and network of distribution centers near its customers to support its customer base. In February 1996, the Company acquired the Kentucky Carbide Division of Osram Sylvania, Inc., the manufacturer of the carbide inserts which are used exclusively by the Company in the production of its products. In 1996, the energy and construction market accounted for approximately 12% of consolidated net sales.

     Demand for oilfield compacts and related products has been cyclical, tracking domestic and international drilling rig and oilfield production activities. Demand for coal mining and road resurfacing bits has also been cyclical.

     Engineered Products Market. The Company is an on-demand producer of custom-made tungsten carbide preform wear parts for use in the tool and die industry. Its product line encompasses a wide range of die and wear components, including stamping dies, powder metal tooling, container and impact tooling, seal rings, extruded rods, wear parts and steel processing parts. The Company's customers are toolmakers, diemakers and finishers who produce high precision wear parts and tools. Wear parts are made of tungsten carbide and are often used as replacement parts for other materials, such as stainless steel, which are consumed during use and replaced. The tungsten carbide preforms made by the Company must meet extreme strength, abrasion and wear requirements. The carbide materials are particularly well suited for such applications, lasting substantially longer than hardened steel. The Company expects carbide products to become increasingly important as manufacturing and production companies continue to look for higher wear life and lower production costs. In June 1996, the Company acquired Boride Products, Inc., a manufacturer of ceramic and tungsten carbide-based wear parts.

     The Company also manufactures carbide balls and seats which are components in the check valves used in oil producing pumps. Balls and seats made from carbide are more durable than those made from competing materials such as cobalt alloy or stainless steel, and result in less oil well downtime. The Company expects carbide products to become increasingly important as the population of domestic oil wells continues to age and operators of oil wells emphasize the use of recovery techniques which cause greater wear on balls and seats. The Company also supplies tungsten carbide trim parts used in high pressure oil field chokes, which are part of the blowout prevention system on oil and gas drilling rigs, and mechanical face seals, which are used in rotating equipment such as pumps and mixers. In 1996, the engineered products market accounted for approximately 13% of consolidated net sales.

     Consumer Market. Greenfield is an active supplier of consumer drill bits, saws, hand tools and other products to the do-it-yourself market, which includes Sears, Home Depot and other major retailers. These products are sold under private label brands such as the Sears Craftsman(R) drill line, which the Company has supplied for more than

65 years, and are marketed under other brand names such as the Disston(R) line. The Company expects its sales in the consumer market to continue to increase as a result of the Rule acquisition, completed in January 1996. Rule manufactures consumer and industrial cutting tools, including a broad line of bandsaws, holesaws, circular saws and reciprocating blades used in power tool applications. The product line also includes hand saws and hand tools, certain lawn and garden products, wood-boring bits, drills, counterbores, wire brushes, grinding wheels and stones and other accessory items. Rule's major product lines, including Disston(R), are sold primarily to consumers and tradesmen through major do-it-yourself hardware suppliers, such as Home Depot, retail chains and buying cooperatives, among whom the Company has not historically had significant market penetration. In 1996, the consumer market accounted for approximately 7% of consolidated net sales.

     Marine Market. With the January 1996 acquisition of Rule, Greenfield also acquired a line of marine products. The Company's marine products include submersible pumps, activating switches, magnetic compasses, DC-powered winches and various electronic instruments and gauges. In 1996, the marine market accounted for approximately 5% of consolidated net sales.

  MARKETING AND DISTRIBUTION

     Greenfield's cutting tool products are sold primarily through selected distributors by the Company's technical sales personnel. Products are also sold directly to private label, catalog, large industrial and other customers having special technical or other requirements. Generally, the Company's major brands are represented by distinct sales forces. The Company's sales force numbers approximately 150 and sells to over 2,500 independent distributors in North America and worldwide.

     Industrial Market. Greenfield's high-speed steel and carbide rotary cutting tool brands are sold in the industrial market throughout North America to a network of selected independent distributors and through Greenfield's subsidiary, Cleveland Europe Limited, into the United Kingdom, Western Europe and certain other parts of the world. In addition, the Company has agents to promote its products in Latin America and Asia. In November 1996, the Company combined its premium rotary tool brands through a new marketing program, The Power of One. A single internal sales force sells the Company's full-line brands to these selected distributors who are also offered customer technical support, marketing, advertising and educational programs to increase market awareness. An external sales force sells the VTD, Rule and Bassett brands to a broader group of distributors who are offered less intensive sales and technical support. Certain of the industrial drills, taps and dies, end mills, reamers, bandsaws and certain other products are also available through selected national catalog distributors and independent stocking agents.

     A separate internal sales force sells the Company's indexable tooling products -- tungsten carbide inserts, tool holders and selected carbide rotary tool products -- to selected independent industrial distributors and directly to a few large end-users. In the case of tungsten carbide tools and specialized drilling, reaming and counterboring tools, the Company's technical sales personnel directly assist the end-users with product selection and application of products purchased through distributors.

     The Company believes that it has improved its competitive position through marketing programs designed to increase sales to distributors. Marketing programs are generally focused on the customer by offering products which result in productivity improvements and lower total costs for the customers. Other marketing/customer service programs include product information seminars, technical support sessions and week-long training classes and meetings with applications specialists at plant locations across the country.

     Electronics Market. Greenfield sells its circuit board drill and router brands through a worldwide network of distributors and the Company's technical sales force. The Company markets its products under multiple brand names through sales forces based in the United States, Germany, the United Kingdom and Asia. The majority of sales are made through distributors; the balance is direct. Approximately 80% of the Company's sales of circuit board drills and routers are made to customers outside North America. The Company supplies circuit board drills to Asian markets through distributors and agents. The Company believes that it is a leading supplier of these drills in Hong Kong and other Asian markets, including the People's Republic of China, Taiwan, Korea and Singapore. The Company's technical sales force includes applications experts who assist customers on-site by evaluating drill room applications and suggesting improvements. The Company also utilizes a dedicated drilling test lab at the Company's Rogers, Arkansas facility to improve customers' drilling results.

     Energy and Construction Market. Greenfield's sales to the energy and construction market are made directly to oilfield equipment manufacturers and other customers. The products are used by large multinational corporations throughout the world as well as small independently-owned oilfield maintenance companies.

     Engineered Products Market. Greenfields' sales to the engineered products market are made both directly and through manufacturers' representatives. The Company's customer base is both large and diverse, covering approximately 1,500 customers in any given year. The Company's sales are primarily in North America with some international exposure. The Company's sales force and independent representative network are supported through an internal technical staff, direct marketing programs, participation in industry trade shows and exhibitions and advertising in tool and die industry trade journals.

     Consumer Market. Sales of products for the consumer market, including Sears' line of Craftsman(R) drill bits, are made directly by Greenfield to purchasers of its private label tools. Sales of products for its Disston(R) brand are primarily sold to major do-it-yourself hardware suppliers, retail chains and buying cooperatives. The Company assists its customers through merchandising, packaging and advertising.

     Marine Market. Marine products are sold to boat manufacturers and distributors throughout the United States and the world by independent manufacturers' representatives and direct sales personnel.

  MANUFACTURING

     Greenfield's principal raw materials are high-speed steel and tungsten carbide. High-speed steel is purchased in wire and rod form from multiple sources. Although the Company purchases most of its high-speed steel requirements from a single supplier, the Company believes that alternative sources are available. Tungsten carbide materials are purchased in powder form from multiple sources, for which alternative suppliers also exist and are currently adequate. Historically, raw material prices have not been volatile. In 1995, however, tungsten carbide materials were in short supply throughout the world as China, which produces a majority of the world's tungsten carbide materials, limited sales, resulting in higher prices. To date, Greenfield has been able to obtain adequate supplies and price increases experienced generally have been passed on to customers.

     Tungsten carbide powders are mixed, pressed and sintered in the Company's Rogers, Arkansas, Irwin, Pennsylvania and Placentia, California facilities. Finished products are precision ground from steel or carbide blanks in various of the Company's manufacturing facilities. The Company also maintains coating capabilities in its Augusta, Georgia, Lyndonville, Vermont and Rogers, Arkansas operations; assembly capabilities for dieheads, rachet tap wrenches and solid tap and die wrenches in its Augusta, Georgia operation; and brazing capabilities for carbide tipping at its Bentonville, Arkansas, Solon, Ohio and Rockford, Illinois facilities. The Company maintains metallurgy laboratories and drilling rooms in its Augusta, Georgia and Rogers, Arkansas facilities for quality control, product development and customer applications testing purposes. The majority of the Company's bandsaws, handsaws and related hardware products are manufactured in its South Deerfield, Massachusetts facility. The Company's marine products are manufactured in its Gloucester, Massachusetts facility.

     Since 1986, Greenfield has invested over $127 million in capital equipment, including capital investments of $29.2 million, $26.8 million and $13.1 million in 1996, 1995, and 1994, respectively. The Company expects that capital expenditures for 1997 will be approximately $28 million to $32 million for ongoing capital development projects. This investment in capital equipment has been a significant element of the Company's cost reduction efforts. The Company has extensive process engineering capabilities, and has designed and manufactured a significant amount of its capital equipment. The Company believes that its production facilities and equipment are in good condition and, together with planned equipment spending, sufficient to meet planned increases in volume over the next five years.

  COMPETITION

     The markets for Greenfield's products are highly competitive. The principal competitive factors in the cutting tool industry are product quality, timely delivery, technical service and price.

     Generally, the cutting tool market is fragmented with a large number of competitors and is characterized by excess capacity. The Company's competitors vary in size and resources; some are larger than the Company and others are smaller, and none competes with the Company in all product lines in the same geographic markets. The Company's larger competitors have significantly greater financial, marketing and technical resources. There can be no assurance that competitors will not take actions, including introducing new products, which could adversely affect the Company's sales and operating results.

     In North America, the market for high-speed steel rotary cutting tools is fragmented and the Company's competitors consist of smaller privately held companies and smaller divisions of larger companies. The Company's competitors in the North American market for tungsten carbide cutting tools, primarily inserts and toolholders, are Kennametal, Inc., the Valenite division of Cincinnati Milacron, and Sandvik AB, a Swedish company.

     Outside the United States, the largest cutting tool company worldwide is Sandvik AB. Sandvik AB produces a full range of carbide products and is the market leader in Europe for rotary cutting tools.

  TRADEMARKS AND PATENTS

     Greenfield owns and maintains U.S. trademark registrations for all of its principal trademarks. Registrations for these trademarks are owned and maintained in other countries where a significant volume of its products are sold and registration is considered necessary to protect the Company's proprietary rights.

     Greenfield applies for and maintains patents in the United States and other countries where it believes such patents are necessary to maintain its interest in its inventions. The Company does not believe that any single patent is material to its business, nor does it believe that the expiration of any one or a group of its patents would have a material adverse effect upon its business or ability to compete.

  ENVIRONMENTAL AND SAFETY REGULATION

     Greenfield is subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the federal Occupational Safety and Health Act and similar state statutes. The Company believes it is in material compliance with all applicable environmental laws and regulations. The Company does not expect any material impact on future recurring operating costs of compliance with currently enacted environmental regulations.

     Under federal, state and local laws, including the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), a current owner or operator of real property may be held liable for the costs of cleaning up certain hazardous materials on the property. Similarly, persons who have arranged for the disposal of hazardous materials on properties owned by third parties may be held liable for cleanup costs for such properties. In each case, liability may be imposed without regard to whether the person knew of or took reasonable acts to prevent the contamination. Liability under such laws is often joint and several, that is, any single liable person may be required to bear the entire costs of the environmental cleanup. That person, however, may usually seek contribution from other responsible persons, if there are any; and it is typical for groups of responsible parties to apportion liability among themselves.

     The Company has been named a potentially responsible party ("PRP") with respect to several sites designated or expected to be designated by the Environmental Protection Agency for cleanup under CERCLA or analogous state laws. In addition, PRP notices have been issued to certain acquired companies which relate to off-site disposal of wastes prior to their acquisition by the Company. In connection with the purchase of these facilities, the Company has been indemnified for any liability for such matters. The Company does not believe that costs relating to these sites will be material.

     At the Company's Lyndonville, Vermont facility, the present owner of the facility is studying the extent of soil and groundwater contamination relating to activities prior to the acquisition of the business by the Company. Upon completion of the State-approved cleanup, the Company will exercise its option to purchase this property for $50,000. The Company has been indemnified by the present owner for any liability related to this cleanup effort.

     In connection with the acquisition of CTD, the Company recorded a liability of $2.6 million in purchase accounting for certain estimated environmental clean-up costs to be incurred relative to acquired CTD facilities. This estimated potential liability has not been reduced for any expected proceeds from other potentially responsible third parties. At December 31, 1996, the liability balance was approximately $2.2 million.

     The Company regularly conducts an environmental assessment consistent with recognized standards of due diligence on properties and businesses which it acquires. To date, these assessments have not identified contamination, which would result in material expenses, in respect of acquired properties that would be reasonably likely to result in a material adverse effect on the Company's business, results of operations or financial condition. As a general rule, the Company intends to use such assessments as part of the evaluation of proposed acquisitions. However, there can be no assurance that environmental assessments have identified, or will in the future identify, all potential liabilities relating to the Company's properties and businesses, that any indemnification agreements that can be negotiated will cover all potential liabilities, or that changes in cleanup requirements or subsequent events at the Company's properties or at off-site locations will not result in significant costs to the Company.

  EMPLOYEES

     At December 31, 1996, Greenfield had approximately 5,000 employees worldwide. Approximately 1,000 employees at eight of the Company's facilities are covered under collective bargaining agreements which expire from September 1997 through June 2002. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be good.

ITEM 2. PROPERTIES

     Greenfield's headquarters are located in Augusta, Georgia. The Company owns significant manufacturing facilities in Arkansas, Georgia, Indiana, Massachusetts, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia, and leases significant facilities in Illinois, Massachusetts, Missouri, Vermont and Wisconsin. The Company also maintains, through ownership or leases, smaller manufacturing, office, warehouse and research facilities, as well as property held for sale, in eight other states and six other countries. In the event of a cancellation or termination of a lease relating to any of the Company's leased properties, the Company anticipates no difficulty in connection with leasing alternate space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Greenfield is the subject of legal proceedings, including proceedings involving alleged defects in the manufacture and/or design of the Company's products, patent infringement, business practices, employee matters and similar claims. There are no proceedings currently pending which the Company believes to be material. The Company maintains comprehensive general liability insurance which it believes to be adequate for the continued operation of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth under the caption "Common Stock Information" appearing on the inside back cover of the Company's Annual Report, which information is incorporated herein by reference thereto.

     As of February 28, 1997, there were 128 record owners of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is set forth under the captions "Statement of Operations Data" and "Balance Sheet Data" on page 19 of the Company's Annual Report, which information is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth under the caption "Management's Discussion and Analysis" on pages 20 through 23 of the Company's Annual Report, which information is incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are presented under Item 14 and are incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is being filed with the Securities and Exchange Commission on March 27, 1997. The information required by this item is set forth under the caption "Election of Directors" on pages 1 through 3, under the caption "Executive Officers" on pages 7 and 8 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" on pages 8 through 15 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Certain Transactions" on pages 17 through 19 of the definitive proxy statement, which information is incorporated herein by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries, included on pages 25 to 42 in the Annual Report and the report of independent accountants on page 24 of such report are incorporated herein by reference:

     Consolidated Balance Sheet--December 31, 1996 and 1995

     Consolidated Statement of Operations--Years ended December 31, 1996, 1995 and 1994

     Consolidated Statement of Cash Flows--Years ended December 31 1996, 1995 and 1994

     Consolidated Statement of Changes in Stockholders' Equity--Years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Accountants dated January 30, 1997

2. FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountants on Financial Statement Schedule     S-1

     Schedule VIII -- Valuation and Qualifying Accounts and Reserves for
     the Years Ended December 31, 1996, 1995 and 1994                      S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4. REPORTS ON FORM 8-K

     None.

                               INDEX TO EXHIBITS

EXHIBIT NO.

2.1     Stock Purchase Agreement, dated January 27, 1995, between Valenite,
        Inc. and Greenfield Industries, Inc. (filed as Exhibit 2.4 to the Company's 1994 Annual Report on Form 10-K, filed with the Commission on March 30, 1995 (the "1994 10-K") and incorporated herein by reference thereto)

2.2 Agreement and Plan of Merger dated August 11, 1995 by and among Greenfield Industries, Inc., Rule Acquisition Corporation and Rule Industries, Inc. (filed as Exhibit 7(e) to the Company's Amendment No. 1 to Schedule 13D, filed with the Commission on August 18, 1995 (the "Schedule 13D") and incorporated herein by reference thereto)

2.3     Stock Option Agreement dated August 11, 1995 by and between
        Rule Industries, Inc. and Greenfield Industries, Inc. (filed as Exhibit 7(f) to the Schedule 13D and incorporated herein by reference thereto)

2.4 Amendment No. 1 dated November 21, 1995 to the Agreement and Plan of Merger by and among Greenfield Industries, Inc., Rule Acquisition Corporation and Rule Industries, Inc. (filed as Exhibit 7(l) to the Company's Amendment No. 3 to Schedule 13D, filed with the Commission on November 29, 1995 (the "Schedule 13D/A") and incorporated herein by reference thereto)

3.1     Amended and Restated Certificate of Incorporation of the Registrant
        (filed as Exhibit 3.1 to the Company's Registration Statement   on Form
        S-1 Registration No. 33-63442, filed with the Commission on May 27, 1993, as amended on July 13, 1993 and July 26, 1993 (the "Registration Statement") and incorporated herein by reference thereto)

3.2 Amended By-laws of the Registrant (filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference thereto)

4.1 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Greenfield Industries, Inc. dated February 6, 1996 (filed as Exhibit 4.1 to the Company's 1995 Annual Report on Form 10-K, filed with the Commission on March 28, 1996 (the "1995 10-K") and incorporated herein by reference thereto)

10.1 $13,520 Promissory Note, dated May 31, 1988, by James C. Janning to Greenfield Industries, Inc. (filed as Exhibit 10.5 to the Registration Statement and incorporated herein by reference thereto)

10.2 Interest Letter Agreement, dated May 31, 1988, between James C. Janning and Greenfield Industries, Inc. (filed as Exhibit 10.6 to the Registration Statement and incorporated herein by reference thereto)

10.3 Stock Pledge Agreement, dated May 31, 1988, between James C. Janning and Greenfield Industries, Inc. (filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference thereto)

10.4 Amended and Restated Stockholder Agreement and Amendment to Promissory Notes and Stock Pledge Agreements by and among James C. Janning, Greenfield Industries, Inc., Rogers Tool Works, Inc., Metal Cutting Tools Corp., Cirbo Limited and Harbour Group Investments, L.P., dated July 12, 1993 (filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference thereto)

10.5 $32,967 Promissory Note, dated April 26, 1993, by James C. Janning to Greenfield Industries, Inc. (filed as Exhibit 10.9 to the Registration Statement and incorporated herein by reference thereto)

EXHIBIT NO.

10.6 Interest Letter Agreement, dated April 26, 1993, between James C. Janning and Greenfield Industries, Inc. (filed as Exhibit 10.10 to the Registration Statement and incorporated herein by reference thereto)

10.7 $122,790 Promissory Note, dated December 31, 1989, by Paul W. Jones to Greenfield Industries, Inc. (filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference thereto)

10.8 Interest Letter Agreement, dated December 31, 1989, between Paul W. Jones and Greenfield Industries, Inc. (filed as Exhibit 10.13 to the Registration Statement and incorporated herein by reference thereto)

10.9 Stock Pledge Agreement, dated December 31, 1989, between Paul W. Jones and Greenfield Industries, Inc. (filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference thereto)

10.10 Amended and Restated Stockholder Agreement and Amendment to Promissory Notes and Stock Pledge Agreement by and among Paul W. Jones, Harbour Group Investments, L.P. and Greenfield Industries, Inc. dated July 12, 1993 (filed as Exhibit 10.15 to the Registration Statement and incorporated herein by reference thereto)

10.11 $98,901 Promissory Note, dated April 26, 1993, by Paul W. Jones to Greenfield Industries, Inc. (filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference thereto)

10.12 Interest Letter Agreement, dated April 26, 1993, between Paul W. Jones and Greenfield Industries, Inc. (filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference thereto)

10.13 $27,350 Promissory Note, dated May 5, 1992, by Gary L. Weller to Greenfield Industries, Inc. (filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference thereto)

10.14 Interest Letter Agreement, dated May 5, 1992, between Gary L. Weller and Greenfield Industries, Inc. (filed as Exhibit 10.20 to the Registration Statement and incorporated herein by reference thereto)

10.15 Stock Pledge Agreement, dated May 5, 1992, between Gary L. Weller and Greenfield Industries, Inc. (filed as Exhibit 10.21 to the Registration Statement and incorporated herein by reference thereto)

10.16 Amended and Restated Stockholder Agreement and Amendment to Promissory Notes and Stock Pledge Agreements by and among Gary L. Weller, Harbour Group Investments, L.P. and Greenfield Industries, Inc., dated July 12, 1993 (filed as Exhibit 10.22 to the Registration Statement and incorporated herein by reference thereto)

10.17 $16,484 Promissory Note, dated April 26, 1993, by Gary L. Weller to Greenfield Industries, Inc. (filed as Exhibit 10.23 to the Registration Statement and incorporated herein by reference thereto)

10.18 Interest Letter Agreement, dated April 26, 1993, between Gary L. Weller and Greenfield Industries, Inc. (filed as Exhibit 10.24 to the Registration Statement and incorporated herein by reference thereto)

10.19 $25,760 Promissory Note, dated May 31, 1988, by James C. Janning to Rogers Tool Works, Inc. (filed as Exhibit 10.25 to the Registration Statement and incorporated herein by reference thereto)

10.20 Interest Letter Agreement, dated May 31, 1988 between James C. Janning and Rogers Tool Works, Inc. (filed as Exhibit 10.27 to the Registration Statement and incorporated herein by reference thereto)

EXHIBIT NO.

10.21 Stock Pledge Agreement, dated May 31, 1988, between James C. Janning and Rogers Tool Works, Inc. (filed as Exhibit 10.28 to the Registration Statement and incorporated herein by reference thereto)

10.22 Greenfield Industries, Inc. 1993 Directors Non-Qualified Stock Option Plan (filed as Exhibit 10.29 to the Registration Statement and incorporated herein by reference thereto)

10.23 $9,900 Promissory Note, dated May 31, 1988, by James C. Janning to Metal Cutting Tools Corp. (filed as Exhibit 10.32 to the Registration Statement and incorporated herein by reference thereto)

10.24 Interest Letter Agreement, dated May 31, 1988 between James C. Janning and Metal Cutting Tools Corp. (filed as Exhibit 10.34 to the Registration Statement and incorporated herein by reference thereto)

10.25 Stock Pledge Agreement, dated May 31, 1988, between James C. Janning and Metal Cutting Tools Corp. (filed as Exhibit 10.35 to the Registration Statement and incorporated herein by reference thereto)

10.26 Agreement, dated February 20, 1991, between Cirbo Limited and James C. Janning (filed as Exhibit 10.37 to the Registration Statement and incorporated herein by reference thereto)

10.27 $24,193 Promissory Note, dated April 15, 1989, by James C. Janning to International CBD Co. (filed as Exhibit 10.38 to the Registration Statement and incorporated herein by reference thereto)

10.28 Stock Pledge Agreement, dated April 15, 1989, between James C. Janning and International CBD Co. (filed as Exhibit 10.39 to the Registration Statement and incorporated herein by reference thereto)

10.29   Purchase and Stockholder Agreement, dated April 15, 1989, between
        James C. Janning and International CBD Co. (filed as Exhibit 10.40 to the Registration Statement and incorporated herein by reference thereto)

10.30 Interest Letter, dated April 15, 1989, between James C. Janning and International CBD Co. (filed as Exhibit 10.41 to the Registration Statement and incorporated herein by reference thereto)

10.31 $19,900 Promissory Note, dated April 15, 1989, by James C. Janning to Carbide International Corporation (filed as Exhibit 10.42 to the Registration Statement and incorporated herein by reference thereto)

10.32 Interest Letter, dated April 15, 1989, between James C. Janning and Carbide International Corporation (filed as Exhibit 10.43 to the Registration Statement and incorporated herein by reference thereto)

10.33 Stock Pledge Agreement, dated April 15, 1989, between James C. Janning and Carbide International Corporation (filed as Exhibit 10.44 to the Registration Statement and incorporated herein by reference thereto)

10.34   Purchase and Stockholder Agreement, dated April 15, 1989, between James
        C. Janning and Carbide International Corporation (filed as Exhibit
        10.45 to the Registration Statement and incorporated herein by reference thereto)

10.35 Greenfield Industries, Inc. 1993-1 Executive Stock Option Plan (filed as Exhibit 10.47 to the Registration Statement and incorporated herein by reference thereto)

EXHIBIT NO.

10.36 Greenfield Industries, Inc. 1993-2 Executive Stock Option Plan (filed as Exhibit 10.48 to the Registration Statement and incorporated herein by reference thereto)

10.37   Greenfield Industries, Inc. Employee Stock Option Plan (filed as
        Exhibit 10.49 to the Registration Statement and incorporated herein by reference thereto)

10.38 Industrial Building Lease, dated June 1, 1993, between Greenfield Industries, Inc. and American Gage and Machine Company (filed as Exhibit 10.48 to the Company's Registration Statement on Form S-1 Registration No. 33-74196, filed with the Commission on January 18, 1994, as amended on January 28, 1994, February 17, 1994 and March 7, 1994 (the "Secondary Registration Statement") and incorporated herein by reference thereto)

10.39 Industrial Lease, dated September 20, 1990, between Belston Developments Inc. and Greenfield Industries, Inc. (filed as Exhibit
        10.65 to the Registration Statement and incorporated herein by reference thereto)

10.40 Lease, dated May 25, 1989, between the City of Malden/Malden Municipal Airport and Metal Removal Round Tool Corp. (filed as Exhibit 10.66 to the Registration Statement and incorporated herein by reference thereto)

10.41 Lease, dated March 24, 1992, between First Interstate Bank of California, as Trustee, and Rogers Tool Works, Inc. (filed as Exhibit
        10.67 to the Registration Statement and incorporated herein by reference thereto)

10.42 Lease Agreement, dated June 1, 1992, between Delmar D. Garman Revocable Trust, Delmar D. Garman, Co-Trustee, and Rogers Tool Works, Inc. (filed as Exhibit 10.68 to the Registration Statement and incorporated herein by reference thereto)

10.43 Lease, dated April 28, 1992, between Debco Investment Company and Rogers Tool Works, Inc. (filed as Exhibit 10.69 to the Registration Statement and incorporated herein by reference thereto)

10.44 Lease, dated November 30, 1992, between Great Bank Trust Co., as Successor Trustee to Evanston Bank, and Rogers Tool Works, Inc. (filed as Exhibit 10.70 to the Registration Statement and incorporated herein by reference thereto)

10.45 Lease, dated September 30, 1991, between Vermont American Corporation and Greenfield Industries, Inc. (filed as Exhibit 10.72 to the Registration Statement and incorporated herein by reference thereto)

10.46 Sublease, dated September 30, 1991, between Vermont American Corporation and Greenfield Industries, Inc. (filed as Exhibit 10.73 to the Registration Statement and incorporated herein by reference thereto)

10.47 Real Estate Purchase and Sale Agreement, dated September 30, 1991, between Vermont American Corporation and Greenfield Industries, Inc. (filed as Exhibit 10.74 to the Registration Statement and incorporated herein by reference thereto)

10.48 Lease with Purchase Right for Rented Premises in GroSSdienbach, dated January 1, 1986, between Paul Kemmer GmbH & Co. KG and Claus Franke GmbH & Co. KG (with English translation) (filed as Exhibit 10.80 to the Registration Statement and incorporated herein by reference thereto)

EXHIBIT NO.

10.49   Lease Agreement, dated December 9, 1993, by and between
        The Benedikt Family Trust, as Lessor, and A-1 Carbide Corporation, as Lessee (filed as Exhibit 10.73 to the Secondary Registration Statement and incorporated herein by reference thereto)

10.50 Lease Agreement regarding Facilities in Kleindeinbach and Apfelbach, dated March 9, 1992, between Kemmer Hartmetallwerkzeuge
        GmbH and Kemmer Grundstucksgesellschaft burgerlichen Rechts (with English translation) (filed as Exhibit 10.81 to the Registration Statement and incorporated herein by reference thereto)

10.51 Amendment, dated December 9, 1993, to the Rental Agreement between Kemmer Hartmetallwerkzeuge GmbH and Kemmer Grundstucksgesellschaft burgerlichen Rechts (with English translation) (filed as Exhibit 10.76 to the Secondary Registration Statement and incorporated herein by reference thereto)

10.52 Amended and Restated Credit Facilities Reimbursement Agreement, dated November 8, 1994, by and among Greenfield Industries,
        Inc., as Borrower, NationsBank of Georgia, National Association, Wachovia Bank of Georgia, National Association, Trust Company Bank, CommerzBank AG, Atlanta Agency and National City Bank, Kentucky, as Lenders, and NationsBank of Georgia, National Association, as Agent (filed as Exhibit 10.81 to the 1994 10-K and incorporated herein by reference thereto)

10.53 Letter Agreement, dated December 9, 1994, between Harbour Group Trading Corp. and Greenfield Industries, Inc. (filed as Exhibit 10.84 to the 1994 10-K and incorporated herein by reference thereto)

10.54 L4.5 million and 21 million DM Revolving Credit Agreement, dated March 15, 1995, between Cirbo Limited and Kemmer Hartmetallwerkzeuge GmbH, as Borrowers, NationsBank N.A. (Carolinas) London Branch, as Agent and NationsBank N.A. (Carolinas) London Branch and CommerzBank Atlanta Agency, as Lenders (filed as Exhibit 10.1 to the Company's March 31, 1995 Form 10-Q, filed with the Commission on May 11, 1995 (the "March 31, 1995 10-Q") and incorporated herein by reference thereto)

10.55 South Carolina Jobs-Economic Development Authority Tax-Exempt Adjustable Mode Economic Development Revenue Bonds (Greenfield Industries, Inc. Project) Series 1995, dated March 31, 1995 (filed as Exhibit 10.2 to the March 31, 1995 10-Q and incorporated herein by reference thereto)

10.56 Amendment No. 1 to Amended and Restated Credit Facilities and Reimbursement Agreement dated as of February 1, 1995 by and among Greenfield Industries, Inc. and NationsBank of Georgia, National Association, as Agent (filed as Exhibit 10.1 to the Company's September 30, 1995 10-Q, filed with the Commission on October 31, 1995 (the "September 30, 1995 10-Q") and incorporated herein by reference thereto)

10.57 Loan Agreement dated as of August 1, 1995 by and between the City of Solon, Ohio and The Cleveland Twist Drill Company (filed as
        Exhibit 10.2 to the September 30, 1995 10-Q and incorporated herein by reference thereto)

10.58 Note Purchase Agreement dated as of October 15, 1995 by and among Greenfield Industries, Inc. and the several purchasers named in Schedule A thereto (filed as Exhibit 10.3 to the September 30, 1995 10-Q and incorporated herein by reference thereto)

10.59 Amendment and Consent No. 2 to Amended and Restated Credit Facilities and Reimbursement Agreement dated October 18, 1995 by and among Greenfield Industries, Inc. and NationsBank of Georgia, National Association, as Agent (filed as Exhibit 10.4 to the September 30, 1995 10-Q and incorporated herein by reference thereto)

EXHIBIT NO.

10.60 Settlement Agreement dated November 20, 1995 by and among William Anastos, John A. Geishecker, Jr., Gary Sable, Henry G. Libby, Rule Industries, Inc. and Greenfield Industries, Inc. (filed as Exhibit 7(g) to the Schedule 13D/A and incorporated herein by reference thereto)

10.61   Intentionally omitted

10.62 Greenfield Industries, Inc. 1995 Directors Non-Qualified Stock Option Plan (filed as Exhibit 4.3 to the Company's Form S-8 Registration No. 333-01116, filed with the Commission on February 7, 1996 and incorporated herein by reference thereto)

10.63   Greenfield Industries, Inc. 1995 Equity Incentive Plan (filed as
        Exhibit 4.3 to the Company's Form S-8 Registration No. 333-01118, filed with the Commission on February 7, 1996 and incorporated herein by reference thereto)

10.64 Rights Agreement dated February 6, 1996 by and between Greenfield Industries, Inc. and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 2 to the Company's Current Report on Form 8-K, filed with the Commission on February 7, 1996 and incorporated herein by reference thereto)

10.65 Noncompetition Agreement between Peter K. Hunt and Greenfield Industries, Inc. dated November 21, 1995 (filed as Exhibit 10.68 to the 1995 10-K and incorporated herein by reference thereto)

10.66 Supplemental Agreement dated December 22, 1995 in respect of a L4.5 million and 21 million DM Revolving Credit Agreement, dated March 15, 1995, between Cirbo Limited and Kemmer Hartmetallwerkzeuge GmbH, as Borrowers, NationsBank N.A. (Carolinas) London Branch, as Agent and NationsBank N.A. (Carolinas) London Branch and CommerzBank Atlanta Agency, as Lenders (filed as Exhibit 10.69 to the 1995 10-K and incorporated herein by reference thereto)

10.67 Greenfield Industries, Inc. Directors' Deferred Compensation Plan (filed as Exhibit 10.70 to the 1995 10-K and incorporated herein by reference thereto)

10.68 Greenfield Industries, Inc. Executive Deferred Compensation Plan (filed as Exhibit 10.71 to the 1995 10-K and incorporated herein by reference thereto)

10.69 Lease between RAGS II and Rule Industries, Inc. dated June 15, 1995 (filed as Exhibit 10.72 to the 1995 10-K and incorporated herein by reference thereto)

10.70 Employment and Noncompetition Agreement, dated January 12, 1996 by and between Greenfield Industries, Inc. and Henry G. Libby (filed as
        Exhibit 10.73 to the 1995 10-K and incorporated herein by reference thereto)

10.71 $367,000 Demand Note, dated January 24, 1996, by Henry G. Libby to Rule Industries, Inc. (filed as Exhibit 10.74 to the 1995 10-K and incorporated herein by reference thereto)

10.72 Amendment and Waiver No. 3 to Amended and Restated Credit Facilities and Reimbursement Agreement dated January 22, 1996 by and among Greenfield Industries, Inc. and NationsBank of Georgia, National Association, as Agent (filed as Exhibit 10.75 to the 1995 10-K and incorporated herein by reference thereto)

EXHIBIT NO.

10.73   Corporate Development Consulting and Advisory Services
        Agreement, dated March 20, 1996, between Harbour Group Industries, Inc. and Greenfield Industries, Inc. (filed as Exhibit 10.76 to the 1995 10-K and incorporated herein by reference thereto)

10.74 Operations Consulting and Advisory Services Agreement, dated March 20, 1996, between Harbour Group, Ltd. and Greenfield Industries, Inc. (filed as Exhibit 10.77 to the 1995 10-K and incorporated herein by reference thereto)

10.75 Amendment No. 4 to Amended and Restated Credit Facilities and Reimbursement Agreement, dated April 18, 1996, by and among Greenfield Industries, Inc. and NationsBank of Georgia, National Association, as Agent (filed as Exhibit 10.1 to the Company's March 31, 1996 10-Q, filed with the Commision on May 3, 1996 (the "March 31, 1996 10-Q") and incorporated herein by reference thereto)

10.76 Consent and Amendment No. 1 to Note Purchase Agreement, dated April 18, 1996, between Greenfield Industries, Inc. and the Noteholders (filed as Exhibit 10.2 to the March 31, 1996 10-Q and incorporated herein by reference thereto)

10.77 Indenture, dated as of April 1, 1996, by Greenfield Industries, Inc. to the Bank of New York, as Trustee (filed as Exhibit 10.3 to the March 31, 1996 10-Q and incorporated herein by reference thereto)

10.78 Preferred Securities Guarantee Agreement, dated April 24, 1996, between Greenfield Industries, Inc. and The Bank of New York, as Trustee (filed as Exhibit 10.4 to the March 31, 1996 10-Q and incorporated herein by reference thereto)

10.79   Amended and Restated Declaration of Trust of Greenfield
        Capital Trust, dated as of April 1, 1996, by and among the Regular Trustees of Greenfield Capital Trust, Greenfield Industries, Inc., the Bank of New York and the Bank of New York (Delaware) (filed as Exhibit
        10.5 to the March 31, 1996 10-Q and incorporated herein by reference thereto)

10.80 Purchase Agreement, dated April 18, 1996, by and among Greenfield Industries, Inc., Greenfield Capital Trust and CS First Boston, as Representative of the Several Purchasers listed on Schedule A thereto (filed as Exhibit 10.6 to the March 31, 1996 10-Q and incorporated herein by reference thereto)

10.81 Registration Rights Agreement, dated April 24, 1996, by and among Greenfield Industries, Inc., Greenfield Capital Trust and CS First Boston Corporation, as Representative of the Several Purchasers (filed as Exhibit 10.7 to the March 31, 1996 10-Q and incorporated herein by reference thereto)

10.82 Restated Rights Agreement, dated as of February 6, 1996, by and between Greenfield Industries, Inc. and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 10.8 to the March 31, 1996 10-Q and incorporated herein by reference thereto)

10.83 Noncompetition Agreement between Ajita G. Rajendra and Greenfield Industries, Inc. dated July 15, 1996 (filed as Exhibit 10.1 to the Company's June 30, 1996 10-Q, filed with the Commission on August 12, 1996 and incorporated herein by reference thereto)

EXHIBIT NO.

10.84   Credit Facilities and Reimbursement Agreement, dated December 9,
        1996, by and among Greenfield Industries, Inc., Cirbo Limited and
        Kemmer Hartmetallwerkzeuge, GmbH, as Borrowers, NationsBank,
        National Association, Wachovia Bank of Georgia, National Association, Suntrust Bank, Atlanta, CommerzBank AG, Atlanta Agency, National City Bank, Kentucky and First Union National Bank of Georgia, as Lenders, and NationsBank, National Association, as Agent

10.85 Greenfield Industries, Inc. Amended and Restated Employee Stock Option Plan, as amended

10.86 Greenfield Industries, Inc. Amended and Restated 1995 Restricted Stock Bonus Plan

11      Computation of Earnings Per Common Share

13      Annual Report to Stockholders

21      Subsidiaries of the Registrant

23      Consents of Price Waterhouse LLP

24      Powers of Attorney

27      Financial Data Schedule (for SEC use only)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GREENFIELD INDUSTRIES, INC.

                               By: /s/ Gary L. Weller
                                  -------------------------------------------
                                               Gary L. Weller
                               Senior Vice President, Chief Financial Officer,
                                               and Secretary

DATED: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.

         SIGNATURES                                    TITLE
         ----------                                    -----

             *                           Chairman of the Board
------------------------------
     Donald E. Nickelson


             *                           President, Chief Executive Officer and
------------------------------           Director (Principal Executive Officer)
        Paul W. Jones


    /s/ Gary L. Weller                   Senior Vice President, Chief Financial
------------------------------             Officer and Secretary
        Gary L. Weller                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                         OFFICER)


             *                           Director
------------------------------
     John W. Burge, Jr.

             *                           Director
------------------------------
        Peter S. Finley

             *                           Director
------------------------------
        James C. Janning

             *                           Director
------------------------------
        Robert E. Lefton

             *                           Director
------------------------------
      Robert W. Pratt, Jr.

             *                           Director
------------------------------
     Julian M. Seeherman

             *                           Director
------------------------------
     Dennis W. Sheehan

*BY: /s/ GARY L. WELLER
    --------------------------
         Gary L. Weller
        Attorney-in-Fact


--------------
*Such signature has been affixed pursuant to the following Power of Attorney.

                               POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary L. Weller and Paul W. Jones, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1996 Annual Report on Form 10-K of Greenfield Industries, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite as fully to all intents and purposes as he might or could do in person, and ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
   Greenfield Industries, Inc.


Our audits of the consolidated financial statements referred to in our report dated January 30, 1997, appearing on page 24 of the Annual Report to Shareholders of Greenfield Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


St. Louis, Missouri
January 30, 1997

                         GREENFIELD INDUSTRIES, INC.

          RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (DOLLARS IN THOUSANDS)


           COLUMN A                              COLUMN B        COLUMN C      COLUMN D        COLUMN E          COLUMN F
           --------                              --------        --------      --------        --------          --------
                                                                     ADDITIONS
                                                                     ---------
                                                                              CHARGED TO
                                                  BALANCE AT     CHARGED TO     OTHER
                                                 BEGINNING OF     COSTS AND    ACCOUNTS--     DEDUCTIONS--       BALANCE AT
          DESCRIPTION                               PERIOD        EXPENSES     DESCRIBE         DESCRIBE       END OF PERIOD
          -----------                               ------        --------     --------         --------       -------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 1996

Reserve for doubtful ..........................  $   2,624       $   2,160     $    374       $    (1,395)      $     3,763
  and customer rebates
Reserve for restructuring costs ...............  $   4,919       $   4,000     $  2,600       $    (8,148)      $     3,371


     Deductions from the reserve for doubtful accounts and customer rebates represent uncollectible accounts off, net of recoveries, and customer rebates paid. Changes in the reserve for restructuring costs reflects implementation of reorganization plans to reorganize the Company into six business groups, and restructuring reserves established in connection with the acquisition of Rule Industries, Inc.


                                                         FOR THE YEAR ENDED DECEMBER 31, 1995
Reserve for doubtful                             $  2,089        $  1,486      $    188       $  (1,139)        $     2,624
  and customer rebates

Reserve for restructuring and                    $  6,788        $     --      $  4,230       $  (6,099)        $     4,919
  plant consolidation

     Deductions from the reserve for doubtful accounts and customer rebates represent uncollectible accounts off, net of recoveries, and customer rebates paid. Changes in the reserve for restructuring and plant consolidat reflects implementation of restructuring plans to restructure the Company's high speed steel operations and addit reserves established in connection with the acquisition of The Cleveland Twist Drill Company.


                                                         FOR THE YEAR ENDED DECEMBER 31, 1994
Reserve for doubtful                             $1,207          $    605      $    498       $    (221)       $     2,089
  and customer rebates

Reserve for restructuring and                    $1,228          $  1,300      $  6,250       $  (1,990)       $     6,788
     plant consolidation


     Deductions from the reserve for doubtful accounts and customer rebates represent uncollectible accounts off, net of recoveries, and customer rebates paid. Amounts charged to other accounts represent the establishment reserve for doubtful accounts established in purchase accounting for 1994 acquisitions. Changes in the reserve f restructuring and plant consolidation costs reflect the implementation of restructuring plans to consolidate the of the plant in Switzerland into the German plant, and restructuring reserves established in connection with the acquisition of The Cleveland Twist Drill Company.