Form 10-Q
period 1997-03-31
GREENFIELD INDUSTRIES INC /DE/
filed 1997-05-13
CIK 906419

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934.

For the quarterly period ended March 31, 1997

         Transition  report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.

For the transition period from                      to
                               --------------------    --------------------

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

                           Yes    X      No
                              ----------   ----------

     The number of shares of common stock outstanding at May 8, 1997 is 16,398,757 shares.

                          GREENFIELD INDUSTRIES, INC.
                                     INDEX

                                                                      Page
                                                                     Number
Part I - Financial Information

     Item 1.  Financial Statements

              Consolidated Statement of Operations -
              three months ended March 31, 1997 and
              1996 (unaudited)                                          3

              Consolidated Balance Sheet -
              March 31, 1997 (unaudited) and
              December 31, 1996                                         4

              Consolidated Statement of Cash Flows -
              three months ended March 31, 1997 and
              1996 (unaudited)                                          5

              Consolidated Statement of Changes in
              Stockholders' Equity for the three
              months ended March 31, 1997 (unaudited)                   6

              Notes to Consolidated Financial Statements          7 -  11

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition       12 - 17

Part II - Other Information

     Item 6   Exhibits and Reports on Form 8-K

              (a)  Exhibits                                            18
              (b)  Reports on Form 8-K                                 18

Signature                                                              19

    PART I  FINANCIAL INFORMATION
    Item 1.  Financial Statements


                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)
                                         (In thousands, except per share data)


                                                   Three months ended
                                                        March 31,
                                                        ---------

                                                   1997         1996
                                                   ----         ----

Net sales                                          $130,369     $132,698
Cost of sales                                        92,477       92,128
                                                   --------     --------
Gross profit                                         37,892       40,570
Selling, general and
  administrative expenses                            23,994       22,626
                                                   --------     --------
Operating income                                     13,898       17,944
Interest expense                                      2,666        3,513
Dividends on company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary
  Greenfield Capital Trust at 6% per annum            1,725         --
                                                   --------     --------
Income before provision for
  income taxes                                        9,507       14,431
Provision for income taxes                            3,850        5,862
                                                   --------     --------
Net income                                         $  5,657     $  8,569
                                                   ========     ========

Earnings per share:

  Primary                                          $   0.35     $   0.53
                                                   ========     ========
  Fully diluted (see Note 8)(1)                    $   0.35     $    --
                                                   ========     ========

Weighted average common and common
  equivalent shares outstanding:

Primary                                              16,386       16,272
                                                   ========     ========
Fully diluted                                        19,174          --
                                                   ========     ========

(1) For the quarter ended March 31, 1996, there was no dilutive effect.

          See accompanying Notes to Consolidated Financial Statements.


                                                      CONSOLIDATED BALANCE SHEET

                                                   (In thousands, except share data)

                                                       March 31,      December 31,
                                                         1997             1996
                                                         ----             ----
                                                      (UNAUDITED)

                     ASSETS
Current assets:
  Cash                                                 $       914    $     1,721
  Accounts receivable, net                                  96,087         83,199
  Inventories, net                                         171,009        152,659
  Prepaid expenses and other                                 6,069          8,034
                                                       -----------    -----------
        Total current assets                               274,079        245,613
Property, plant and equipment, net                         159,936        144,300
Goodwill, net                                              182,740        169,958
Other assets, net                                            3,060          2,773
                                                       -----------    -----------
        Total assets                                   $   619,815    $   562,644
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                    $     6,435    $       513
  Accounts payable                                          32,940         22,392
  Accrued liabilities                                       38,353         35,411
                                                       -----------    -----------
            Total current liabilities                       77,728         58,316
Long-term debt                                             193,604        162,625
Deferred income taxes                                       10,252          9,524
Other long-term liabilities                                 18,179         16,451
                                                       -----------    -----------
            Total liabilities                              299,763        246,916
                                                       -----------    -----------

Commitments and contingencies (see Note 10)

Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary
  Greenfield Capital Trust                                 115,000        115,000
                                                       -----------    -----------

Stockholders' equity:
  Preferred stock; $0.01 par value; 1,500,000 shares
    authorized; no shares issued and outstanding
  Common stock; $0.01 par value; 100,000,000
    shares authorized; 16,398,257 and 16,374,925
    shares issued and outstanding, respectively                164            164
  Additional paid-in capital and other                     110,333        109,759
  Retained earnings                                         97,262         92,425
  Cumulative translation adjustment                         (2,707)        (1,620)
                                                        ----------     ----------
    Total stockholders' equity                             205,052        200,728
                                                        ----------     ----------
    Total liabilities and stockholders' equity         $   619,815    $   562,644
                                                       ===========    ===========

See accompanying Notes to Consolidated Financial Statements.


                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
                                                                    (In thousands)

                                                                  Three months ended
                                                                       March 31,
                                                                       ---------

                                                                   1997        1996
                                                                   ----        ----

Cash flows from operating activities:
  Net income                                                    $   5,657   $   8,569
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                                    4,255       3,383
    Amortization                                                    1,152       1,096
    Deferred income taxes                                           2,633         723
    Tax benefits relating to exercise of stock options                  4         118
    Other                                                             644        (196)
    Changes in operating assets and liabilities, net of
     the effects of acquisitions:
      Accounts receivable, net                                     (5,670)     (8,395)
      Inventories, net                                             (7,812)     (4,606)
      Prepaid expenses and other                                    2,285        (974)
      Accounts payable                                              2,220     (11,637)
      Accrued liabilities                                            (761)      4,558
                                                                ---------   ---------
        Net cash provided by (used in) operating activities         4,607      (7,361)
                                                                ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                             (6,927)     (8,615)
  Purchase of businesses, net of cash acquired (see Note 3)       (33,853)    (83,344)
  Other                                                               957          36
                                                                ---------   ---------
           Net cash used in investing activities                  (39,823)    (91,923)
                                                                ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings                                         38,084      97,459
  Payments on borrowings                                             (466)     (3,718)
  Dividends paid on common stock                                     (820)       (651)
  Other                                                              (603)        667
                                                                ---------   ---------
           Net cash provided by financing activities               36,195      93,757
                                                                ---------   ---------

Effect of exchange rate changes on cash                            (1,786)        269
Net decrease in cash                                                 (807)     (5,258)
Cash at beginning of period                                         1,721       5,258
                                                                ---------   ---------
Cash at end of period                                           $     914   $       0
                                                                =========   =========

          See accompanying Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                           (UNAUDITED)
                              (In thousands, except per share data)

                                                Additional                   Cumulative
                                    Common        Paid-In       Retained     Translation
                                    Stock     Capital & Other   Earnings     Adjustment     Total
                                    ------    ---------------   --------     -----------    -----

Balance, December 31, 1996        $    164    $  109,759        $ 92,425     $   (1,620)   $  200,728
Net income                                                         5,657                        5,657
Exercise of stock options and
  tax benefits related thereto                        18                                           18
Dividends declared and paid
  ($0.05 per common share)                                          (820)                        (820)
Partial repayment of stock
  subscriptions receivable                            17                                           17
Executive stock awards                               539                                          539
Cumulative translation
  adjustment                                                                    (1,087)        (1,087)
                                   -------     ---------         -------      ---------     ----------
Balance, March 31, 1997           $    164    $  110,333        $ 97,262     $  (2,707)    $  205,052
                                   =======     =========         =======      =========     ==========







          See accompanying Notes to Consolidated Financial Statements.

                           GREENFIELD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)


1.   Unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements of Greenfield Industries, Inc. (Company or Greenfield) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2.   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

3.   Acquisition

     On March 27, 1997, the Company acquired the outstanding shares of Hanita Metal Works, Ltd., an Israeli-based company, and its U. S. subsidiary Hanita Cutting Tools, Inc. (collectively, Hanita) for approximately $20,800 and assumed indebtedness of approximately $14,600. Hanita, with its primary manufacturing, sales and distribution operations in Israel, is a leading manufacturer of high-quality, high performance end mills and other cutting tools for the metalworking industry. Hanita also sells and distributes products around the world, including the United States, which accounts for approximately 40% of its sales. The acquisition, which will be accounted for using the purchase method of accounting, was financed through the Company's existing unsecured credit facility. For the year ended December 31, 1996, Hanita had net sales of approximately $27,000.

     The pro forma effects of the acquisition on the Company's results of operations are not material. The balance sheet of Hanita is included in the Company's consolidated balance sheet at December 31, 1996.

4.   Financing

     The Company has a $180 million senior unsecured credit facility provided by six institutions. The facility includes a $130 million multi-currency revolving credit line and a $50 million U.S. acquisition line. The multi-currency revolving facility provides for loans of up to DM30 million and (pound sterling)15 million. As of March 31, 1997, the Company had approximately $81.3 million, (pound sterling)5.7 million and DM3.5 million outstanding under the revolving credit line. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company. As of March 31, 1997, the interest rates on the revolving credit line ranged from approximately 3.9% to 8.5%.

     As of March 31, 1997, borrowings under the multi-currency facility were as follows:


      Currency                  Amount       US $ Equivalent  Interest Rates
      --------                  ------       ---------------  --------------
      U. S. Dollars             $81,300         $81,300        6.1% to 8.5%
      British Pounds Sterling   (pound)8,100     13,187        6.9% to 7.1%
      German DeutscheMarks      DM5,800           3,516         3.7 to 3.9%

As of March 31, 1997, there were no borrowings under the acquisition facility.

5.   Mandatorily Redeemable Convertible Preferred Securities

     On April 24, 1996, the Company completed a private placement to institutional investors of $115,000 of 6% Convertible Preferred Securities (liquidation peference of $50 per Convertible Preferred Security). The placement was made through Greenfield Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interest in the Trust and are fully, irrevocably and unconditionally guaranteed by Greenfield. Greenfield owns all of the common securities of the Trust. The assets of the Trust consist solely of Greenfield's 6% Convertible Junior Subordinated Deferrable Interest Debentures Due 2016 which were acquired with the proceeds from the offering. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of Greenfield at an effective conversion price of $41.25 per share and are redeemable at Greenfield's option after April 15, 1999.

6.   Dividends

     On March 31, 1997,  the Company paid a cash  dividend of $0.05 per share to
common   stockholders  of  record  on  March  10,  1997.  Total  dividends  paid approximated $820.

     On March 31, 1997, Greenfield Capital Trust paid quarterly cash dividends totalling approximately $1.7 million to holders of the Convertible Preferred Securities.

7.   Supplemental balance sheet information

                                          March 31,             December 31,
                                            1997                   1996
                                            ----                   ----
                                          (Unaudited)

Inventories:

  Raw material and component parts        $ 56,861              $  49,500

  Work in process                           39,493                 38,055

  Finished goods                            74,655                 65,104
                                            ------                -------

                                         $ 171,009               $152,659
                                           =======                =======

Accrued liabilities:

  Employee compensation and benefits      $ 20,979               $ 19,151

  Restructuring costs                        3,732                  3,371

  Interest                                   2,935                  1,656

  Other                                     10,707                 11,233
                                          --------               --------

                                          $ 38,353               $ 35,411
                                            ======                 ======

8.   Stock option and stock incentive plans consist of the following:

Stock option plans
------------------

     The Company has three stock option plans: the Amended and Restated Employee Stock Option Plan (Employee Plan), the 1995 Directors Non-Qualified Stock Option Plan (Directors Plan) and the 1993 Directors Non-Qualified Stock Option Plan (1993 Directors Plan).

     The Employee Plan provides for the granting of options to purchase up to 1,000,000 shares of common stock to the Company's executive officers and key employees at prices equal to the fair market value of the stock on the date of grant. The Employee Plan was amended effective May 6, 1997, to, among other things, increase the number of options to purchase shares of common stock from 1,000,000 to 2,000,000.

     The Directors Plan provides for the granting of options to purchase up to 125,000 shares of common stock to the Company's directors who are not employees of the Company at prices equal to the fair market value of the stock on the date of grant. Options are granted to each eligible director on the date such person is first elected to the board of directors of the Company and on each subsequent re-election date. In addition, eligible directors serving as Chairman of a standing committee maintained by the Board receive options upon election and re-election.

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

     A summary of stock option transactions for the three months ended March 31, 1997 pursuant to the Employee Plan, Directors Plan and 1993 Directors Plan follows:

                                    Weighted                     Shares
                                    Average                      Subject
                                    Exercise Price              to Option

Summary of stock options:
  Beginning of period                 $23.85                      954,400
  Options granted                      23.17                       33,000
  Options exercised                    16.13                         (500)
  Options cancelled                    28.82                       (2,875)
                                                                  --------
  End of period                        23.82                      984,025
                                                                  ========
  Exercisable at March 31, 1997                                   168,000
                                                                  ========

     The  following  table   summarizes   information   for  options   currently
outstanding  and  exercisable  at March 31, 1997:

                                                Options  Outstanding                   Options Exercisable
                                                --------------------                   -------------------

                                      Weighted Average         Weighted
    Range of          Number             Remaining              Average            Number          Weighted Average
Exercise Prices     Outstanding       Contractual Life      Exercise Price       Exercisable        Exercise Price
---------------     -----------       ----------------      --------------       -----------        --------------
  $14 - 21            331,750                7                   16.65             120,750              16.27
  $22 - 29            546,775                9                   26.73              47,250              24.02
  $30 - 37            105,500                9                   31.26                --                 --
                      -------                                                      -------
  $14 - 37            984,025                8                   23.82             168,000              18.45
                      =======                                                      =======

Stock incentive plans
---------------------

     The Company has two stock incentive plans: the 1995 Equity Incentive Plan (Incentive Plan) and the 1995 Restricted Stock Bonus Plan (Ownership Plan).

     The Incentive Plan provides for the granting of up to 273,000 shares of common stock to certain senior executives of the Company in time-lapse restricted stock, performance contingent restricted stock and performance shares. Time-lapse restricted stock vests in one-third increments over a three-year period commencing four years after the date of the award. Performance contingent restricted stock is earned when the price for the Company's stock reaches certain predetermined levels, and then vests over a three- or five-year period. Performance shares are earned based on attainment of a predetermined four-year cumulative earnings per share level. Attainment of between 50% and 200% of the predetermined objective will entitle the participants to receive restricted performance shares of between 50% and 200% of the target award, which then vests over a three-year period. No performance shares are earned if less than 50% of the performance objective is obtained.

     The Ownership Plan provides for the issuance of up to 250,000 shares of common stock to certain employees, by allowing such employees to elect to defer up to 50% of their annual cash bonus and receive, in lieu thereof, shares of the Company's common stock. The Company will increase the employees' deferred bonus by either 20% or 35% (depending on the employees' selection of three or five years, respectively, for the restriction period).

     Shares issued under these plans are restricted and are subject to forfeiture upon termination of employment. During the restricted period, award holders have the right to vote and to receive dividends on such shares.

     A summary of stock issued pursuant to the Ownership Plan for the three months ended March 31, 1997 follows:

                                         Market Value
                           Shares        at Award Date        Vesting Period
                           ------        -------------        --------------

Ownership Plan             22,832           $24.625         Feb 1998 - Feb 2002
                           ======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Greenfield Industries, Inc. (Greenfield or the Company) for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended December 31, 1996.

     The Company has made the following acquisitions in the past two years:

     January 1996            Rule Industries, Inc. (Rule)
     June 1996               Boride Products, Inc. (Boride)
     July 1996               Arkansas Cutting Tools, a division of Production
                               Carbide & Steel Company (ACT)
     December 1996           Bassett Rotary Tool Company (Bassett)
     March 1997              Hanita Metal Works, Ltd. (Hanita)


     Certain statements included herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical or other downturns in demand for the Company's products, manufacturing inefficiencies, dislocations arising from the consolidation and/or restructuring of acquired businesses, the inability to achieve cost reductions through consolidation and restructuring of acquired companies, and possible future acquisitions that may not be complementary or additive.

RESULT OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                      Three months ended
                                                            March 31,
                                                            ---------

                                                       1997           1996
                                                       ----           ----

     Net sales                                        100.0%         100.0%

     Cost of sales                                     70.9           69.4
                                                       ----           ----

     Gross profit                                      29.1           30.6

     Selling, general and administrative expenses      18.4           17.1
                                                       ----           ----

     Operating income                                  10.7           13.5

     Interest expense                                   2.1            2.6

     Dividends on mandatorily redeemable
       convertible preferred securities                 1.3             -
                                                       ----           ----

     Income before provision for income taxes           7.3           10.9

     Provision for income taxes                         3.0            4.4
                                                        ---            ---

     Net income                                         4.3%           6.5%
                                                        ===            ===


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Net sales for the three months ended March 31, 1997 were $130.4 million, a decrease of $2.3 million, or 1.8%, from net sales of $132.7 million for the three months ended March 31, 1996. Net sales for the three months ended March 31, 1997 were favorably affected by incremental sales of $4.5 million as a
result  of  acquisitions  since  March  31,  1996.   Excluding  the  effects  of
acquisitions, sales declined primarily due to softer market conditions, particularly in Western Europe, and unfavorable foreign currency exchange rates. Net sales of the six product groups, including the effects of acquisitions, were as follows:

                                           ($in millions)
                                            Three months
                                           ended March 31,

                                                                  Increase
                              1997                1996            (Decrease)
                              ----                ----            ----------
                                                                                                   ----------

     Industrial              $ 66.3              $ 70.7             $ (4.4)
     Electronics               14.9                17.0               (2.1)
     Engineered                18.4                16.4                2.0
     Energy & Construction     16.0                14.4                1.6
     Consumer                   8.7                 8.6                0.1
     Marine                     6.1                 5.6                0.5
                             ------              ------             ------
                             $130.4              $132.7             $ (2.3)
                             ======              ======             ======

     The net sales of industrial and engineered products were positively impacted in the amounts of $2.4 million and $2.1 million, respectively, as a result of acquisitions since March 31, 1996. Sales for the industrial and electronics products groups, excluding the effects of the acquisitions, declined due to softer market conditions, particularly in Western Europe, and unfavorable foreign currency exchange rates. In addition, the Company believes that certain customers delayed orders in the first quarter of 1997 primarily as a result of inventory planning. Sales in the remaining product groups increased due to favorable market conditions and new product introductions.

     Gross profit decreased 6.6% to $37.9 million from $40.6 million, and gross margins decreased to 29.1% from 30.6% of net sales. The decline in gross profit and gross margins is primarily from lower production levels and plant inefficiencies resulting from a decline in net sales of existing businesses and higher costs caused by operating interruptions and plant inefficiencies at certain acquired operations.

     Selling, general and administrative (SG&A) expenses increased $1.4 million in 1997 primarily as a result of acquisitions. SG&A expenses as a percentage of net sales increased to 18.4% from 17.1% as a result of acquisitions and lower net sales of existing businesses.

     Operating income declined $4.0 million, or 22.5%, to $13.4 million and operating margins decreased to 10.7% from 13.5% compared to the three months ended March 31, 1996. The operating profit and operating margin decreases resulted from the factors noted above.

     Interest expense decreased $0.8 million to $2.7 million for the three months ended March 31, 1997 from $3.5 million for the three months ended March 31, 1996. The decrease in interest expense resulted primarily from the decrease in the debt level due to the issuance of $115 million of mandatorily redeemable convertible preferred securities by the Company's wholly owned subsidiary, Greenfield Capital Trust, in April 1996.

     Dividends on company-obligated mandatorily redeemable convertible preferred securities of Greenfield Capital Trust were $1.7 million for the three months ended March 31, 1997.

     Provision for income taxes decreased to $3.9 million for the three months ended March 31, 1997, a decrease of $2.0 million over the three months ended March 31, 1996, due to the decrease in pretax income.

     Net income decreased to $5.7 million for the three months ended March 31, 1997, a decrease of $3.0 million, or 34.0%, from the same period in 1996 as a result of the factors noted above. Primary earnings per share decreased to $0.35 from $0.53 for the three months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997, cash provided by operating activities was approximately $4.6 million while during the three months ended March 31, 1996, cash used by operating activities was approximately $7.4 million. The increase in cash provided by operating activities is due primarily to an increase in accounts payable offset by a decrease in accrued liabilities primarily reflecting the payment of income taxes. In 1996, the Company paid certain past due accounts payables of the acquired business of Rule.

     Cash provided by operating and financing activities during the three months ended March 31, 1997 was used to finance capital expenditures of approximately $6.9 million and to pay dividends of approximately $0.8 million on the common stock. Net borrowings of the Company increased by approximately $37.6 million in the three months ended March 31, 1997, primarily due to the acquisition of Hanita. During the three months ended

March 31, 1996, cash provided by operating and financing activities was used to acquire the common stock of Rule of approximately $83.3 million to finance capital expenditures of approximately $8.6 million and to pay dividends of approximately $0.7 million on the common stock. Net borrowings of the Company increased by approximately $93.7 million in the three months ended March 31, 1996, primarily due to the acquisition of Rule.

     On March 27, 1997, the Company acquired all of the outstanding capital stock of Hanita Metal Works, Ltd. for approximately $20.8 million, and assumed indebtedness of approximately $14.6 million. Hanita is a leading manufacturer of high quality, high performance end mills for the metalworking industry.

     The Company has a $180 million senior unsecured credit facility provided by six institutions. The facility includes a $130 million multi-currency revolving credit line and a $50 million U.S. acquisition line. The multi-currency revolving facility provides for loans of up to DM30 million and (pound)15 million. As of March 31, 1997, the Company had approximately $81.3 million, (pound)5.7 million and DM3.5 million outstanding under the revolving credit line. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company. As of March 31, 1997, the interest rates on the revolving credit line ranged from approximately 3.9% to 8.5%. As of March 31, 1997, the buying rates for British pounds and German DeutscheMarks were $1.6448 per British pound and DM1.6678 per dollar, respectively. As of March 31, 1997, the Company had no borrowings outstanding under the acquisition line.

     The  senior  unsecured  multi-currency  credit  facility  has  a  scheduled maturity in December 2001. The agreement relating to the facility contains provisions which, among other things, limit certain additional borrowings and capital expenditures, require maintenance of certain debt-to-capital and debt-to-cash-flow ratios and net worth levels. At March 31, 1997 and 1996, the Company was in compliance with such provisions.

     On March 31, 1997, the Company paid a quarterly cash dividend of $0.05 per share to shareholders of record on March 10, 1997.

     On March 31, 1997, Greenfield Capital Trust paid quarterly cash dividends totalling approximately $1.7 million to holders of the convertible preferred securities.

     As of March 31, 1997, the Company had a backlog of $45.7 million, as compared to $45.8 million as of December 31, 1996. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. The Company anticipates that approximately 90% of its backlog at any given time will be shipped within the next three-month period.

     Based on its current operating plans, the Company believes that it will have sufficient cash from operations and its existing credit facilities to meet its currently anticipated needs for liquidity and capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, Earnings Per Share, (FAS 128), was issued. Management intends to adopt FAS 128 for the quarter ending December 31, 1997 and does not expect any material effect from this adoption.

FORWARD-LOOKING STATEMENTS

     Certain statements included herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical or other downturns in demand for the Company products, manufacturing inefficiencies, dislocations arising from the consolidation and/or restructuring of acquired businesses, the inability to achieve cost reductions through consolidation and restructuring of acquired companies, and possible future acquisitions that may not be complementary or additive.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits

11       Statement re: Computation of Per Share Earnings

27       Financial Data Schedule

    (b)  Reports on Form 8-K

         On January 21, 1997, the Company filed a report on Form 8-K pertaining to the expected results of the Company's operations for the year ended December 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREENFIELD INDUSTRIES, INC.



Date:  May 13, 1997                /S/ Gary L. Weller
                                   --------------------------------------------
                                   Gary L. Weller
                                   Senior Vice President
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)