Form 10-Q
period 1997-06-30
GREENFIELD INDUSTRIES INC /DE/
filed 1997-08-13
CIK 906419

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1997

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                         to

                         Commission File Number 0-21828

                           GREENFIELD INDUSTRIES, INC.

                             2743 Perimeter Parkway
                             Building 100, Suite 100
                             Augusta, Georgia 30909
                                  706/863-7708

                       I.R.S. Employment I. D. 04-2917072

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

     The number of shares of common stock outstanding at August 8, 1997 is 16,407,507 shares.

                           GREENFIELD INDUSTRIES, INC.
                                      INDEX

                                                                          Page
                                                                          Number
Part l - Financial Information

  Item 1.    Financial Statements

             Consolidated Statement of Operations -
             three months and six months ended
             June 30, 1997 and 1996 (Unaudited)..........................    3

             Consolidated Balance Sheet -
             June 30, 1997 (Unaudited) and
             December 31, 1996...........................................    4

             Consolidated Statement of Cash Flows -
             six months ended June 30, 1997 and
             1996 (Unaudited)............................................    5

             Consolidated Statement of Changes in
             Stockholders' Equity for the six months
             ended June 30, 1997 (Unaudited).............................    6


             Notes to Consolidated Financial Statements.................. 7-10

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............11-18

Part ll - Other Information

   Item 4.   Results of votes of security holders........................   19

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits.............................................. 19-20
             (b)  Reports on Form 8-K...................................    20


Signature     ..........................................................    21

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements



                          GREENFIELD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (In thousands, except per share data)



                                            Three months ended    Six months ended
                                                June 30,              June 30,
                                              1997      1996        1997       1996


    Net sales                              $149,275 $ 130,021    $279,644 $ 262,719
    Cost of sales                           103,917    88,336     196,394   180,464
                                            -------   -------     -------   -------
    Gross profit                             45,358    41,685      83,250    82,255
    Selling, general and
         administrative expenses            26,751    23,696      50,745     46,322
                                            -------   -------     -------   -------
    Operating income                        18,607    17,989      32,505     35,933
    Interest expense                         3,363     2,649       6,029      6,162
    Dividends at 6% per annum on
     company-obligated, mandatorily
     redeemable convertible preferred
     securities of subsidiary Greenfield
     Capital Trust holding solely
     convertible junior subordinated
     debentures of the company               1,725     1,284       3,450      1,284
                                            -------   -------     -------   -------
    Income before provision for
     income taxes                           13,519    14,056      23,026     28,487
    Provision for income taxes               5,612     5,699       9,462     11,561
                                            -------   -------     -------   -------
    Net income                             $ 7,907  $  8,357     $13,564  $  16,926
                                            -------   -------     -------   -------
                                            -------   -------     -------   -------

    Earnings per share:
        Primary                            $  0.48  $   0.51     $  0.83  $    1.04
                                            -------   -------     -------   -------
                                            -------   -------     -------   -------

        Fully diluted                      $  0.47  $   0.50     $  0.82  $    1.02
                                            -------   -------     -------   -------
                                            -------   -------     -------   -------

    Weighted average common and common
         equivalent shares outstanding:
        Primary                             16,402    16,308      16,394     16,290
                                            -------   -------     -------   -------
                                            -------   -------     -------   -------

        Fully diluted                       19,190    18,391      19,182     17,332
                                            -------   -------     -------   -------
                                            -------   -------     -------   -------

    Dividends per common share             $  0.05  $   0.04     $  0.10  $    0.08
                                            -------   -------     -------   -------
                                            -------   -------     -------   -------



               See accompanying Notes to Consolidated Financial Statements.



                          GREENFIELD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)


                                             June 30,      December 31,
                                                 1997           1996
                                            (UNAUDITED)



ASSETS
Current assets:
  Cash                                    $     --       $     1,721
  Accounts receivable                          97,616         83,199
  Inventories, net                            176,581        152,659
  Prepaid expenses and other                    6,011          8,034
                                             --------        -------
            Total current assets              280,208        245,613
Property, plant and equipment, net            165,137        144,300
Goodwill, net                                 181,378        169,958
Other assets, net                               2,696          2,773
                                             --------        -------
            Total assets                  $   629,419    $   562,644
                                             --------        -------
                                             --------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $     6,780    $       513
  Accounts payable                             31,940         22,392
  Accrued liabilities                          37,338         35,411
                                             --------        -------
            Total current liabilities          76,058         58,316
Long-term debt                                197,566        162,625
Deferred income taxes                          10,300          9,524
Other long-term liabilities                    18,021         16,451
                                             --------        -------
            Total liabilities                 301,945        246,916
                                             --------        -------

Commitments and contingencies (see Note 9)

Company-obligated, mandatorily redeemable
  convertible preferred securities of
  subsidiary Greenfield Capital Trust
  holding solely convertible junior
  subordinated debentures of the company      115,000        115,000
                                             --------        -------

Stockholders' equity:
  Preferred stock; $0.01 par value;
     1,500,000 shares authorized; no shares
     issued and outstanding
  Common stock; $0.01 par value;
     100,000,000 shares authorized;
     16,404,757 and 16,374,925 shares
     issued and outstanding, respectively         164            164
  Additional paid-in capital and other        110,644        109,759
  Retained earnings                           104,349         92,425
  Cumulative translation adjustment            (2,683)        (1,620)
                                             --------        -------
            Total stockholders' equity        212,474        200,728
                                             --------        -------
            Total liabilities and stockh  $   629,419    $   562,644
                                             --------        -------
                                             --------        -------

          See accompanying Notes to Consolidated Financial Statements.


                          GREENFIELD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                      Six months ended
                                                          June 30,
                                                     1997        1996

Cash flows from operating activities:
  Net income                                    $  13,564   $  16,926
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
    Depreciation                                    8,685       7,071
    Amortization                                    2,493       2,167
    Deferred income taxes                           3,332         779
    Tax benefits relating to exercise of
      stock options                                    25         154
    Other                                             900         129
    Changes in operating assets and
     liabilities, net of the effects of
     acquisitions:
      Accounts receivable, net                     (7,199)     (5,404)
      Inventories, net                            (13,384)    (14,256)
      Prepaid expenses and other                    2,343      (2,091)
      Accounts payable                              1,220     (12,536)
      Accrued liabilities                          (2,427)       (522)
                                                  --------     -------
        Net cash provided by (used in)
          operating activities                      9,552      (7,583)
                                                  --------     -------
Cash flows from investing activities:
  Capital expenditures                            (16,714)    (14,979)
  Purchase of businesses, net of cash
     acquired (see Note 3)                        (33,700)    (91,632)
  Other                                               990       1,318
                                                  --------     -------
      Net cash used in investing activities       (49,424)   (105,293)
                                                  --------     -------

Cash flows from financing activities:
  Proceeds from borrowings                         48,795     111,365
  Payments on borrowings                           (6,965)   (115,129)
  Net proceeds from issuance of 6%
   company-obligated, mandatorily redeemable
   convertible preferred securities of
   subsidiary Greenfield Capital Trust
   holding solely convertible junior subordinated
   debentures of the company                          --      110,864
  Dividends paid on common stock                   (1,640)     (1,304)
  Other                                              (319)      2,607
                                                  --------     -------
     Net cash provided by financing activities     39,871     108,403
                                                  --------     -------

Effect of exchange rate changes on cash            (1,720)       (785)
                                                  --------     -------
Net decrease in cash                               (1,721)     (5,258)
Cash at beginning of period                         1,721       5,258
                                                  --------     -------
Cash at end of period                           $       0   $       0
                                                  --------     -------
                                                  --------     -------

          See accompanying Notes to Consolidated Financial Statements.


                          GREENFIELD INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                     (In thousands, except per share data)



                                          Additional                Cumulative
                               Common      Paid-In     Retained     Translation
                                Stock     Capital      Earnings     Adjustment     Total
                                           & Other

Balance, December 31, 1996   $     164  $  109,759  $   92,425   $  (1,620)     $ 200,728
Net income                                              13,564                     13,564
Exercise of stock options and
  tax benefits related thereto                 145                                    145
Dividends declared and paid
  ($0.10 per common share)                              (1,640)                    (1,640)
Partial repayment of stock
  subscriptions receivable                     127                                    127
Executive stock awards                         613                                    613
Cumulative translation
  adjustment                                                        (1,063)        (1,063)
                              ---------  ---------- ---------- ------------    -----------
Balance, June 30, 1997       $     164  $  110,644  $  104,349 $    (2,683)      $ 212,474
                             ---------  ----------  ---------- ------------    -----------
                             ---------  ----------  ---------- ------------    -----------

          See accompanying Notes to Consolidated Financial Statements.

                           GREENFIELD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

1.   Unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements of Greenfield Industries, Inc. (Company or Greenfield) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes relating thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2.   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

3.   Acquisition

     On March 31, 1997, the Company acquired the outstanding shares of Hanita Metal Works, Ltd., an Israeli-based company, and its U. S. subsidiary Hanita Cutting Tools, Inc. (collectively, Hanita) for approximately $20,800 and assumed indebtedness of approximately $14,600. Hanita, with its primary manufacturing, sales and distribution operations in Israel, is a leading manufacturer of high-quality, high performance end mills and other cutting tools for the metalworking industry. Hanita also sells and distributes products around the world, including the United States which accounts for approximately 40% of its sales. The acquisition was accounted for using the purchase method of accounting and was financed through the Company's existing unsecured credit facility. For the year ended December 31, 1996, Hanita had net sales of approximately $27,000.

     The pro forma effects of the acquisition on the Company's results of operations are not material. The results of operations of Hanita are included in the Company's consolidated financial statements from the date of acquisition.

4.   Financing

     The Company has a $180 million senior unsecured credit facility provided by six institutions. The facility includes a $130 million multi-currency revolving credit line and a $50 million U. S. acquisition line. The multi-currency revolving facility provides for loans of up to DM30 million and British Pound 15 million. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company.

     As of June 30, 1997, borrowings outstanding under the multi-currency facility were as follows:


              Currency                     Amount       US $ Equivalent     Interest Rates
U. S. Dollars                             $89,600           $89,600           6.4% to 6.6%
British Pounds Sterling      British Pound  8,100           $13,513           7.4% to 7.6%
German DeutscheMarks                      DM4,200            $2,428           3.8% to 3.9%


As of June 30, 1997, there were no borrowings outstanding under the acquisition facility.

     On April 3, 1997, the Company issued $7,000 City of Pine Bluff, Arkansas Tax- Exempt Adjustable Mode Industrial Development Revenue Bonds (Greenfield Industries, Inc. Project), Series 1997 (Bonds) to pay for the planned equipment purchases for its facility in Pine Bluff, Arkansas. The Bonds mature on April 3, 2009 and bear interest at 4.1% at June 30, 1997. The proceeds from the Bonds are held in trust until needed for the equipment purchases. Approximately $1,222 has been received from the Bonds as of June 30, 1997.

5.   Company-Obligated,   Mandatorily   Redeemable   Convertible  Preferred
Securities of Subsidiary Greenfield Capital Trust Holding Solely Convertible Junior Subordinated Debentures of the Company

     On April 24, 1996, the Company completed a private placement to institutional investors of $115,000 of 6% Convertible Preferred Securities (liquidation preference $50 per Convertible Preferred Security). The placement was made through the Company's wholly-owned subsidiary, Greenfield Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the
Trust is the $118,557 aggregate principal amount of the 6% Convertible Junior Subordinated Deferrable Interest Debentures Due 2016 which were acquired with the proceeds from the offering and the sale of Common Securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of Greenfield, taken together, constitute a full and unconditional guarantee by Greenfield of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of Greenfield at an effective conversion price of $41.25 per share and are redeemable at Greenfield's option after

April 15, 1999. The net proceeds of the offering of approximately $110,746 were used by Greenfield to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 26, 1996.

6.   Dividends

     On March 31 and June 30, 1997, the Company paid a cash dividend of $0.05 per share to common stockholders of record on March 10 and June 10, 1997, respectively. Total dividends paid for the six months ended June 30, 1997 approximated $1,640.

     On March 31 and June 30, 1997, Greenfield Capital Trust paid quarterly cash dividends totalling approximately $3,450 to holders of the convertible preferred securities.

7.   Supplemental balance sheet information

     Supplemental balance sheet information is detailed below:


                                             June 30,               December 31,
                                              1997                     1996
                                           (Unaudited)
Inventories:
    Raw material and component parts        $ 67,636                 $ 49,500
    Work in process                           39,490                   38,055
    Finished goods                            69,455                   65,104
                                           $ 176,581                $ 152,659
Accrued liabilities:
    Employee compensation and benefits     $ 22,177                 $ 19,151
    Restructuring costs                       2,204                    3,371
    Interest                                  2,040                    1,656
    Other                                    10,917                   11,233
                                           $ 37,338                 $ 35,411

8.  Employee stock option plan

     The Amended and Restated Employee Stock Option Plan (Employee Plan) provides for the granting of options to purchase up to 1,000,000 shares of common stock to the Company's executive officers and key employees at prices equal to the fair market value of the stock on the date of grant. The Employee Plan was amended effective May 6, 1997, to, among other things, increase the number of options to purchase shares of common stock from 1,000,000 to 2,000,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Greenfield Industries, Inc. (Greenfield or the Company) for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes relating thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

     Certain statements included herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical or other downturns in demand for the Company's products, manufacturing inefficiencies, the inability to achieve cost reductions through consolidation and restructuring of acquired companies, and possible future acquisitions that may not be complementary or additive.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:


                                                                 Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                      (unaudited)                     (unaudited)
                                                                 1997            1996            1997           1996
Net sales                                                       100.0%          100.0%          100.0%         100.0%
Cost of sales                                                    69.6            67.9            70.2           68.7
Gross profit                                                     30.4            32.1            29.8           31.3
Selling, general and administrative
   expenses                                                      17.9            18.3            18.2           17.6
Operating income                                                 12.5            13.8            11.6           13.7
Interest expense                                                  2.2             2.0             2.2            2.4
Dividends at 6% per annum on company-
   obligated, mandatorily redeemable
   convertible preferred securities of subsidiary
   Greenfield Capital Trust holding solely
   convertible junior subordinated debentures
   of the company                                                 1.2             1.0             1.2            0.5
Income before provision for income taxes                          9.1            10.8             8.2           10.8
Provision for income taxes                                        3.8             4.4             3.4            4.4
Net income                                                        5.3%            6.4%            4.8%           6.4%


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996

     Net sales for the three months ended June 30, 1997 were $149.3 million, an increase of $19.3 million, or 14.8%, over net sales of $130.0 million for the three months ended June 30, 1996. Net sales for the three months ended June 30, 1997 were favorably affected by incremental sales of $13.0 million as a result of acquisitions since June 30, 1996. Excluding the acquisitions, sales increased primarily from strong sales in the energy and construction, engineered and electronics products groups due to strong customer demand for those products. Net sales of the six product groups, including the effects of acquisitions, were as follows:


                                                ($ in millions)
                                                  Three months
                                                 ended June 30,
                                                                      Increase
                                       1997              1996        (Decrease)
Industrial                          $  78.5            $ 67.0          $ 11.5
Engineered                             20.7              16.0            4.7
Energy & Construction                  18.4              16.4            2.0
Electronics                            15.8              14.5            1.3
Consumer                                9.2               8.8            0.4
Marine                                  6.7               7.3           (0.6)
                                     $149.3            $130.0          $19.3

     Gross profit increased 8.8% to $45.4 million from $41.7 million in the comparable period in 1996 primarily as a result of the sales increases discussed above. The gross profit margin decreased to 30.4% from 32.1%. The decrease in gross profit margin results primarily from manufacturing inefficiencies experienced at certain industrial and consumer products facilities.

     Selling, general and administrative (SG&A) expenses increased $3.1 million in the three months ended June 30, 1997 primarily as a result of acquisitions while SG&A expenses, as a percentage of net sales, decreased to 17.9% from 18.3% in the comparable period in 1996, primarily as a result of the leverage from increased sales.

     Interest expense increased $0.7 million to $3.4 million for the three months ended June 30, 1997 from $2.6 million for the three months ended June 30, 1996. The increase in interest expense resulted from the increase in the debt
level   of  the   Company   primarily   due  to   acquisitions.

     Dividends on company-obligated, mandatorily redeemable convertible preferred securities of subsidiary Greenfield Capital Trust holding solely convertible junior subordinated debentures of the company (Convertible Preferred Securities) were $1.7 million for the quarter ended June 30, 1997 as compared to $1.3 million for the quarter ended June 30, 1996. In April 1996, the Company sold $115 million of 6% Convertible Preferred Securities. The proceeds from the Convertible Preferred Securities, which are effectively guaranteed by the Company, were used to repay existing indebtedness.

     Net income decreased to $7.9 million for the three months ended June 30, 1997, a decrease of $0.5 million, or 5.4%, from the same period in 1996 as a result of the factors noted above. Primary and fully diluted earnings per share decreased to $0.48 and $0.47 from $0.51 and $0.50 for the three months ended June 30, 1997 and 1996, respectively.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1996

     Net sales for the six months ended June 30, 1997 were $279.6 million, an increase of $16.9 million, or 6.4%, over net sales of $262.7 million for the six months ended June 30, 1996. Of the $16.9 million increase in sales, $17.6 million was due to the sales of newly acquired businesses, with the remaining $0.7 million decrease resulting from decreased sales from existing businesses. The increases in net sales of the industrial and engineered products groups were primarily attributable to the sales of newly acquired businesses, while the increase in net sales of the energy and construction products group was due to strong customer demand. Including the effect of the newly acquired businesses, net sales of the six product groups were as follows:


                                                   ($ in millions)
                                                      Six months
                                                     ended June 30,
                                                                      Increase
                                        1997             1996        (Decrease)
Industrial Products                  $ 144.8           $137.7           $ 7.1
Engineered Products                     39.2             32.5            6.7
Energy & Construction Products          34.3             30.7            3.6
Electronics Products                    30.6             31.5           (0.9)
Consumer Products                       17.9             17.4            0.5
Marine Products                         12.8             12.9           (0.1)
                                      $279.6           $262.7           $16.9

     Gross profit increased 1.2% to $83.3 million from $82.3 million in the comparable period in 1996 primarily as a result of the sales increases discussed above. The gross profit margin decreased to 29.8% from 31.3%. The decrease in gross profit margins resulted primarily from manufacturing inefficiencies experienced at certain industrial and consumer products facilities.

     SG&A expenses increased $4.4 million in the six months ended June 30, 1997 and SG&A expenses as a percentage of net sales increased to 18.2% from 17.6% in the comparable period in 1996, primarily as a result of acquisitions.

     Dividends on the Convertible Preferred Securities were $3.5 million for the six months ended June 30, 1997 compared to $1.3 million for the six months ended June 30, 1996. In April 1996, the Company sold $115 million of 6% Convertible Preferred

Securities. The proceeds from the Convertible Preferred Securities, which are effectively guaranteed by the Company, were used to repay existing indebtedness.

     Net income decreased to $13.6 million for the six months ended June 30, 1997, a decrease of $3.4 million, or 19.9%, from the six months ended June 30, 1996 as a result of the factors noted above. Primary and fully diluted earnings per share decreased to $0.83 and $0.82 from $1.04 and $1.02 for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1997, cash provided by operating activities was approximately $9.6 million while during the six months ended June 30, 1996, cash used in operating activities was approximately $7.6 million. In 1996, the Company paid certain past due accounts payables of the acquired business of Rule.

     Cash provided by operating and financing activities during the six months ended June 30, 1997 was used to fund the purchase of Hanita, to finance capital expenditures of approximately $16.7 million and to pay dividends of approximately $1.6 million on the common stock. Net borrowings of the Company increased by approximately $41.8 million in the six months ended June 30, 1997. During the six months ended June 30, 1996, cash provided by operating and financing activities was used to acquire Rule and Boride for approximately $91.6 million, to finance capital expenditures of approximately $15.0 million and to pay dividends of approximately $1.3 million on the common stock. Net borrowings of the Company decreased by approximately $3.8 million in the six months ended June 30, 1996, primarily due to repayment of indebtedness from the net proceeds from the issuance of the Convertible Preferred Securities issued by the Company's wholly-owned subsidiary Greenfield Capital Trust, offset by the effects of the acquisitions of Rule and Boride.

     On March 27, 1997, the Company acquired all of the outstanding capital stock of Hanita for approximately $20.8 million, and assumed indebtedness of approximately $14.6 million. Hanita is a leading manufacturer of high quality, high performance end mills for the metalworking industry.

     The Company has a $180 million senior unsecured credit facility provided by six institutions. The facility includes a $130 million multi-currency revolving credit line and a $50 million U.S. acquisition line. The multi-currency revolving facility provides for loans of up to DM30 million and British Pound 15 million. As of June 30, 1997, the Company had approximately $89.6 million, British Pound 8.1 million and DM4.2 million outstanding under the revolving credit line. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company. As of June 30, 1997, the interest rates on the revolving credit line ranged from approximately 3.8% to 7.6%. As of June 30, 1997, the buying rates for British pounds and German DeutscheMarks were $1.66 per British pound and DM1.74 per dollar, respectively. As of June 30, 1997, the Company had no borrowings outstanding under the acquisition line.

     The senior unsecured multi-currency credit facility has a scheduled maturity in December 2001. The agreement relating to the credit facility contains provisions which, among other things, limit certain additional borrowings and capital expenditures, require maintenance of certain debt-to-capital and debt-to-cash-flow ratios and net worth levels. At June 30, 1997 and 1996, the Company was in compliance with such provisions.

     On April 3, 1997, the Company issued $7 million City of Pine Bluff, Arkansas Tax- Exempt Adjustable Mode Industrial Development Revenue Bonds (Greenfield Industries, Inc. Project), Series 1997 (Bonds) to pay for the planned equipment purchases for its facility in Pine Bluff, Arkansas. The Bonds mature on April 3, 2009 and bear interest at 4.1% at June 30, 1997. The proceeds from the Bonds are held in trust until needed for the equipment purchases. Approximately $1.2 million has been received from the Bonds as of June 30, 1997.

     On  May  19,  1997,   The  Company   repaid  in  full  the  South  Carolina
Jobs-Economic   Development   Authority  Tax-Exempt   Adjustable  Mode  Economic
Development Revenue Bonds (Greenfield Industries, Inc. Project), Series 1995.

     On March 31 and June 30, 1997, the Company paid a quarterly cash dividend of $0.05 per share to common stockholders of record on March 10 and June 10, 1997, respectively.

     On March 31 and June 30, 1997, Greenfield Capital Trust paid quarterly cash dividends totalling approximately $3.5 million to holders of the Convertible Preferred Securities.

     As of June 30, 1997, the Company had a backlog of $47.3 million as compared to $45.8 million as of December 31, 1996. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. The Company anticipates that approximately 90% of its backlog at any given time will be shipped within the next three month period.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included herein are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, including cyclical or other downturns in demand for the Company products, manufacturing inefficiencies, the inability to achieve cost reductions through consolidation and restructuring of acquired companies, and possible future acquisitions that may not be complementary or additive.

PART ll.  OTHER INFORMATION

Item 4.   Results of votes of security holders

     On May 6, 1997, Greenfield Industries, Inc. held its fourth annual meeting of stockholders since its initial public offering on July 29, 1993. At the meeting, the following persons were elected to serve on the Board of Directors until the next Annual Meeting of Stockholders:

                                     For               Withheld Authority
John W. Burge, Jr.               14,532,876                  86,428
Peter S. Finley                  14,532,876                  86,428
Paul W. Jones                    14,532,876                  86,428
Robert E. Lefton                 14,532,876                  86,428
Donald E. Nickelson              14,532,876                  86,428
Robert W. Pratt, Jr.             14,532,176                  87,128
Julian M. Seeherman              14,532,376                  86,928
Dennis W. Sheehan                14,532,876                  86,428


Also at the meeting, the proposal to amend the Company's Amended and Restated Employee Stock Option Plan was approved by the following votes:

           For                                         12,549,504
           Against                                        940,458
           Abstain                                         32,860

Also at the meeting, the selection of Price Waterhouse LLP as independent auditors of the Company was ratified by the following votes:

           For                                         14,601,366
           Against                                          7,065
           Abstain                                         10,873

Item 6     Exhibits and Reports on Form 8-K

         (a)      Exhibits
         Exhibit 10.1 Warrant, dated May 6, 1997, between Greenfield Industries, Inc. and James C. Janning

         Exhibit 10.2 Letter agreement, dated May 5, 1997, between Greenfield Industries, Inc. and Paul W. Jones

         Exhibit 10.3 Letter agreement, dated May 5, 1997, between Greenfield Industries, Inc. and Gary L. Weller

         Exhibit 10.4 Letter agreement, dated May 5, 1997, between Greenfield Industries, Inc. and Peter K. Hunt

         Exhibit 10.5 Letter agreement, dated May 5, 1997, between Greenfield Industries, Inc. and Ajita G. Rajendra

         Exhibit 10.6 Letter agreement, dated May 5, 1997, between Greenfield Industries, Inc. and Roger B. Farley

         Exhibit 10.7 Letter agreement, dated May 5, 1997, between Greenfield Industries, Inc. and Mark R. Richards

         Exhibit 11        Statement Re:  Computation of Per Share Earnings

         Exhibit 27        Financial Data Schedule


         (b) Reports on Form 8-K

On April 15, 1997, the Company filed a report on Form 8-K pertaining to the acquisition of Hanital Metal Works, Ltd. on March 31, 1997.

On May 7, 1997, the Company filed a report on Form 8-K describing an open market purchase program for the Company's common stock.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GREENFIELD INDUSTRIES, INC.



Date: August 13, 1997              /s/ Gary L. Weller
                                   ---------------------------------------
                                   Gary L. Weller
                                   Executive Vice President
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)