Form 10-Q
period 1997-09-30
GREENFIELD INDUSTRIES INC /DE/
filed 1997-11-13
CIK 906419

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1997

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

        The number of shares of common stock outstanding at November 10, 1997 was 16,446,312 shares.

                                 Yes    X        No
                                      -----         ---------

                        GREENFIELD INDUSTRIES, INC.
                                      INDEX


                                                                     Page
                                                                    Number


Part I  -  Financial Information

   Item 1.           Financial Statements

                     Consolidated Statement of Operations -
                     three months and nine months ended
                     September 30, 1997 and 1996 (Unaudited)          3

                     Consolidated Balance Sheet -
                     September 30, 1997 (Unaudited) and
                     December 31, 1996                                4

                     Consolidated Statement of Cash Flows -
                     nine months ended September 30, 1997 and
                     1996 (Unaudited)                                 5

                     Consolidated Statement of Changes in
                     Stockholders' Equity for the nine months
                     ended September 30, 1997 (Unaudited)             6

                     Notes to Consolidated Financial Statements       7 - 11

   Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   11 - 19

Part II - Other Information

   Item 6.           Exhibits and Reports on Form 8-K

                     (a)      Exhibits                               19

Signature                                                            20

PART I FINANCIAL INFORMATION
Item 1. Financial Statements


                          GREENFIELD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (In thousands, except per share data)

                                                                Three months ended       Nine months ended
                                                                  September 30,            September 30,
                                                                 1997       1996          1997       1996
                                                                 ----       ----          ----       ----


Net sales                                                      $139,836   $121,370     $419,480   $ 384,089
Cost of sales                                                    98,773     86,371      295,167     266,835
                                                               --------   --------     --------   ---------
Gross profit                                                     41,063     34,999      124,313     117,254
Selling, general and
     administrative expenses                                     27,032     20,045       77,777      66,367
Restructuring costs                                                          4,000                    4,000
                                                                 ------     ------       ------      ------
Operating income                                                 14,031     10,954       46,536      46,887
Interest expense                                                  3,670      2,567        9,699       8,729
Dividends at 6% per annum on company-obligated,
      mandatorily redeemable convertible preferred securities
      of subsidiary Greenfield Capital Trust holding solely
      convertible junior subordinated debentures of the company   1,725      1,725        5,175       3,009
                                                                  -----      -----        -----       -----
Income before provision for
     income taxes                                                 8,636      6,662       31,662      35,149
Provision for income taxes                                        3,541      2,703       13,003      14,264
                                                                -------    -------       ------      ------
Net income                                                      $ 5,095    $ 3,959     $ 18,659   $  20,885
                                                                -------    -------       ------      ------
                                                                -------    -------       ------      ------

Earnings per share:
    Primary                                                     $  0.31    $  0.24     $   1.14   $    1.28
                                                                -------    -------      --------  ---------
                                                                -------    -------      --------  ---------
    Fully diluted (See Note 10)                                 $  **      $  **       $   1.13   $    1.25
                                                                -------    -------      --------  ---------
                                                                -------    -------      --------  ---------

Weighted average common and common
    equivalent shares outstanding:
    Primary                                                      16,423    16,358        16,404     16,313
                                                                -------    -------      --------  ---------
                                                                -------    -------      --------  ---------

    Fully diluted                                                19,211    19,146         19,192     17,941
                                                                -------    -------       --------  ---------
                                                                -------    -------       --------  ---------

Dividends per common share                                      $  0.05   $  0.04        $  0.15  $    0.12
                                                                -------    -------        ------     ------
                                                                -------    -------        ------     ------



          See accompanying Notes to Consolidated Financial Statements.

                          GREENFIELD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)

                                            September 30,  December 31,
                                               1997           1996
                                               ----           ----
                                            (UNAUDITED)

ASSETS
Current assets:
  Cash                                    $     --       $      1,721
  Accounts receivable                          98,100          83,199
  Inventories, net                            182,524         152,659
  Prepaid expenses and other                    5,875           8,034
                                           ----------     -----------
            Total current assets              286,499         245,613
Property, plant and equipment, net            169,179         144,300
Goodwill, net                                 180,187         169,958
Other assets, net                               2,302           2,773
                                           ----------     -----------
            Total assets                  $   638,167    $    562,644
                                           ----------     -----------
                                           ----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $     6,632    $        513
  Accounts payable                             31,026          22,392
  Accrued liabilities                          41,561          35,411
                                           ----------     -----------
            Total current liabilities          79,219          58,316
Long-term debt                                197,734         162,625
Deferred income taxes                          10,302           9,524
Other long-term liabilities                    18,891          16,451
                                           ----------     -----------
            Total liabilities                 306,146         246,916
                                           ----------     -----------

Commitments and contingencies (see Note 9)

Company-obligated, mandatorily redeemable
       convertible preferred securities of
       subsidiary Greenfield Capital Trust
       holding solely convertible junior
       subordinated debentures of the
       company                               115,000         115,000
                                           ----------     -----------

Stockholders' equity:
  Preferred stock; $0.01 par value;
     1,500,000 shares authorized;
     no shares issued and outstanding
  Common stock; $0.01 par value;
     100,000,000 shares authorized;
     16,445,757 and 16,374,925
     shares issued and outstanding,
     respectively                                164             164
  Additional paid-in capital and other       111,331         109,759
  Retained earnings                          108,622          92,425
  Cumulative translation adjustment           (3,096)         (1,620)
                                           ----------     -----------
     Total stockholders' equity              217,021         200,728
                                           ----------     -----------
     Total liabilities and stock-
       holders' equity                   $   638,167    $    562,644
                                           ----------     -----------
                                           ----------     -----------

          See accompanying Notes to Consolidated Financial Statements.

                          GREENFIELD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                            Nine months ended
                                                              September 30,


                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income                                            $  18,659   $  20,885
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
    Depreciation                                           13,423      10,967
    Amortization                                            3,755       3,274
    Deferred income taxes                                   3,848       2,514
    Tax benefits relating to exercise of stock options        197         302
    Other                                                   1,625        (821)
    Changes in operating assets and liabilities, net of
       the effects of acquisitions:
      Accounts receivable, net                             (7,683)     (2,874)
      Inventories, net                                    (19,327)    (17,242)
      Prepaid expenses and other                            2,479      (2,411)
      Accounts payable                                        306     (17,949)
      Accrued liabilities                                   1,282      (1,358)
                                                        ---------   ----------
           Net cash provided by (used in)
             operating activities                          18,564      (4,713)
                                                        ---------   ----------
Cash flows from investing activities:
  Capital expenditures                                    (26,189)    (21,789)
  Purchase of businesses, net of cash acquired
    (see Note 3)                                          (33,725)    (96,503)
  Other                                                     1,733       2,352
                                                        ---------   ----------
           Net cash used in investing activities          (58,181)   (115,940)
                                                        ---------   ----------

Cash flows from financing activities:
  Proceeds from borrowings                                 49,673     128,375
  Payments on borrowings                                   (7,258)   (116,660)
  Net proceeds from issuance of 6% company-obligated,
    mandatorily redeemable convertible preferred
    securities of subsidiary Greenfield Capital Trust
    holding solely convertible junior subordinated
    debentures of the company                                --      110,775
  Dividends paid on common stock                          (2,462)     (1,959)
  Other                                                      650       2,571
                                                        ---------   ----------
           Net cash provided by financing activiti        40,603     123,102
                                                        ---------   ----------

Effect of exchange rate changes on cash                   (2,707)       (970)
                                                        ---------   ----------
Net decrease in cash                                      (1,721)      1,479
Cash at beginning of period                                1,721       5,258
                                                        ---------   ----------
Cash at end of period                                  $       0   $   6,737
                                                        ---------   ----------
                                                        ---------   ----------

          See accompanying Notes to Consolidated Financial Statements.

                          GREENFIELD INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                     (In thousands, except per share data)


                                             Additional                 Cumulative
                               Common         Paid-In        Retained   Translation
                                Stock     Capital & Other    Earnings   Adjustment        Total
                               ------     ---------------    --------   -----------       -----

Balance, December 31, 1996     $  164     $  109,759         $ 92,425   $   (1,620)    $  200,728
Net income                                                     18,659                      18,659
Exercise of stock options and
  tax benefits related thereto                   753                                          753
Dividends declared and paid
  ($0.15 per common share)                                     (2,462)                     (2,462)
Partial repayment of stock
  subscriptions receivable                       133                                          133
Executive stock awards                           686                                          686
Cumulative translation
  adjustment                                                                (1,476)        (1,476)
                              -------    -----------         --------  ------------   ------------
Balance, September 30, 1997   $   164    $   111,331         $108,622  $    (3,096)   $   217,021
                              -------    -----------         --------  ------------   ------------
                              -------    -----------         --------  ------------   ------------



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

3.      Acquisitions

        On March 31, 1997, the Company acquired the outstanding shares of Hanita Metal Works, Ltd., an Israeli-based company, and its U. S. subsidiary Hanita Cutting Tools, Inc. (collectively, Hanita) for approximately $20,800 and assumed indebtedness of approximately $14,600. Hanita, with its primary manufacturing, sales and distribution operations in Israel, is a leading manufacturer of high-quality, high performance end mills and other cutting tools for the metalworking industry. Hanita also sells and distributes products around the world, including the United States. The acquisition was accounted for using the purchase method of accounting and was financed through the Company's existing unsecured credit facility. For the year ended December 31, 1996, Hanita had net sales of approximately $27,000.

        The pro forma effects of the acquisition on the Company's results of operations are not material. The results of operations of Hanita are included in the Company's consolidated financial statements from the date of acquisition.

4.   Financing

     The Company has a $180 million senior unsecured credit facility provided by six institutions. The facility includes a $130 million multi-currency revolving credit line and a $50 million U.S. acquisition line. The multi-currency revolving facility provides for loans of up to DM 30 million and British Pounds 15 million. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company.

     As of September 30, 1997, borrowings under the multi-currency facility were as follows:

            Currency                           Amount                  US $ Equivalent           Interest Rates
            --------                           ------                  ---------------           --------------

U. S. Dollars                                  $89,600                     $89,600                6.6% to 6.8%
British Pounds Sterling                  British Pounds 8,100              $13,013                8.0% to 8.2%
German DeutscheMarks                           DM4,200                      $2,394                4.0% to 4.2%


As of September 30, 1997, there were no borrowings outstanding under the acquisition facility.

     On April 3, 1997, the Company issued $7,000 City of Pine Bluff, Arkansas Tax- Exempt Adjustable Mode Industrial Development Revenue Bonds (Greenfield Industries, Inc. Project), Series 1997 (Bonds) to pay for the planned equipment purchases for its facility in Pine Bluff, Arkansas. The Bonds mature on April 3, 2009 and bear interest at 3.8% at September 30, 1997. The proceeds from the Bonds are held in trust until needed for the equipment purchases. Approximately $1,222 has been received from the Bonds as of September 30, 1997.

5. Company-Obligated, Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Greenfield Capital Trust Holding Solely Convertible Junior Subordinated Debentures of the Company

     On April 24, 1996, the Company completed a private placement to institutional investors of $115,000 of 6% Convertible Preferred Securities (liquidation preference $50 per Convertible Preferred Security). The placement was made through the Company's wholly-owned subsidiary, Greenfield Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $118,557 aggregate principal amount of the 6% Convertible Junior Subordinated Deferrable Interest Debentures Due 2016 which were acquired with the proceeds from the private placement of the Convertible Preferred Securities and the offering and sale of Common Securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of

Trust of the Trust and the Guarantee of Greenfield, taken together, constitute a full and unconditional guarantee by Greenfield of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of Greenfield at an effective conversion price of $41.25 per share and are redeemable at Greenfield's option after April 15, 1999. The net proceeds of the offering of approximately $110,746 were used by Greenfield to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 26, 1996.

     In the event the tender offer described in Note 11 is consummated, it is expected that the effective conversion price of the Convertible Preferred Securities will be adjusted to approximately $36.05.

6.   Dividends

     On March 31, June 30 and September 30, 1997, the Company paid a cash dividend of $0.05 per share to common stockholders of record on March 10, June 10 and September 10, 1997, respectively. Total dividends paid for the nine months ended September 30, 1997 approximated $2,462.

     On March 31, June 30 and September 30, 1997, Greenfield Capital Trust paid quarterly cash dividends totaling approximately $5,175 to holders of the Convertible Preferred Securities.

7.   Supplemental balance sheet information

     Supplemental balance sheet information is detailed below:

                                           September 30,            December 31,
                                               1997                    1996
                                               ----                    ----
                                           (Unaudited)

Inventories:
    Raw material and component parts        $ 68,988                 $ 49,500
    Work in process                           43,060                   38,055
    Finished goods                            70,476                   65,104
                                             -------                 --------
                                            $182,524                 $152,659
Accrued liabilities:
    Employee compensation and benefits      $ 22,566                 $ 19,151
    Restructuring costs                        2,363                    3,371
    Interest                                   3,395                    1,656
    Other                                     13,237                   11,233
                                            --------                 --------
                                            $ 41,561                 $ 35,411
                                            --------                 --------
                                            --------                 --------

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

9.   Commitments and contingencies

     The Company is involved in certain claims and legal proceedings in which monetary damages are sought. The Company is vigorously contesting these claims. However, resolution of these claims is not expected to occur quickly and their ultimate outcome presently cannot be predicted. It is the opinion of management that any liability of the Company for claims or proceedings will not materially affect its financial position or results of operations.

10.  Earnings per share

     Fully diluted earnings per share, which primarily reflect the effects of conversion of the Company's Convertible Preferred Securities described in Note 5 are not presented for the quarters ended September 30, 1997 and 1996 due to the anti-dilutive effect thereof.

11.  Subsequent events

     On October 10, 1997, the Company entered into a definitive merger agreement with Kennametal Inc. (KMT), whereby Kennametal Acquisition Corp. (a wholly-owned subsidiary of KMT) commenced a tender offer on October 17, 1997 for all of the outstanding shares of the Company for $38 per share. The tender offer is currently scheduled to expire on November 14, 1997. The tender offer is conditioned on, among other things, there being tendered a majority of the outstanding shares of the Company on a fully diluted basis. Under the terms of the merger agreement, all outstanding options to acquire shares of the Company will be cancelled in exchange for a payment equal to the difference between $38 per share and the strike price. The consummation of the merger is subject to the satisfaction or waiver of a number of conditions, including the approval of the merger by the requisite vote of the stockholders of the Company. Under the General Corporation Law of the State of Delaware, the stockholder vote necessary to approve the merger will be the affirmative vote of at least a majority of the outstanding shares of the Company. Accordingly, if KMT, through Kennametal Acquisition Corp., acquires a majority of the Company's outstanding shares, it will have the voting power required to approve the merger without the affirmative vote of any other stockholders of the Company.

     In the fourth quarter of 1997, pursuant to a plan approved by the Company's Board of Directors, the Company recorded a charge of $11.5 million for non-recurring expenses primarily related to the restructuring of the Company's South Deerfield, Massachusetts operations. These costs primarily included write-downs to estimatd net realizable value of inventory and machinery and equipment, severance costs and other miscellaneous expenses relative to the Company's decision to discontinue the manufacture and sale of certain low margin product lines. The restructuring will result in a reduction in personnel, thereby eliminating excessive costs and redundancies in future periods. The Company expects to record additional non-recurring expenses of approximately $2.0 million in 1998 related to the rearrangement of the remaining operations at its South Deerfield, Massachusetts facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Greenfield Industries, Inc. for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:


                                                                  Three months ended              Nine months ended
                                                                     September 30,                   September 30,
                                                                     -------------                   -------------
                                                                      (unaudited)                     (unaudited)
                                                                 1997            1996            1997           1996
                                                                 ----            ----            ----           ----

Net sales                                                       100.0%          100.0%          100.0%          100.0%
Cost of sales                                                    70.6            71.2            70.4            69.5
                                                                -----           -----           -----           -----
Gross profit                                                     29.4            28.8            29.6            30.5
Selling, general and administrative
   expenses                                                      19.4            16.5            18.5            17.3
Restructuring costs                                               --              3.3             --              1.0
                                                                -----           -----           -----           -----
Operating income                                                 10.0             9.0            11.1            12.2
Interest expense                                                  2.6             2.1             2.4             2.3
Dividends at 6% per annum on company-
   obligated, mandatorily redeemable
   convertible preferred securities of subsidiary
   Greenfield Capital Trust holding solely
   convertible junior subordinated debentures
   of the company                                                 1.2             1.4             1.2             0.8
                                                                -----           -----           -----           -----
Income before provision for income taxes                          6.2             5.5             7.5             9.1
Provision for income taxes                                        2.6             2.2             3.1             3.7
                                                                -----           -----           -----           -----
Net income                                                       3.6%            3.3%             4.4%            5.4%
                                                                -----           -----           -----           -----
                                                                -----           -----           -----           -----


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1996


     Net sales for the three months ended September 30, 1997 were $139.8 million, an increase of $18.4 million, or 15.2%, over net sales of $121.4 million for the three months ended September 30, 1996. Net sales for the three months ended September 30, 1997 were favorably affected by incremental sales of $10.9 million in the industrial products group as a result of acquisitions since September 30, 1996. Excluding the effect of acquisitions, sales increased primarily as a result of strong sales in the energy and construction, engineered, electronics and consumer products groups due to strong customer demand for those products. Net sales of the six product groups, including the effects of acquisitions, were as follows:

                                                ($ in millions)
                                                  Three months
                                               ended September 30,
                                                                   Increase
                                    1997              1996        (Decrease)
                                    ----              ----        ----------
Industrial                       $  72.0            $ 59.1          $12.9
Engineered                          20.4              18.2            2.2
Energy & Construction               17.1              15.6            1.5
Electronics                         15.0              14.0            1.0
Consumer                             9.8               8.7            1.1
Marine                               5.5               5.8           (0.3)
                                  ------            ------          -------
                                  $139.8            $121.4          $18.4
                                  ------            ------          -------
                                  ------            ------          -------

     Gross profit increased 17.3% to $41.1 million for the three months ended September 30, 1997 from $35.0 million in the comparable period in 1996 primarily as a result of the sales increases discussed above. The gross profit margin increased to 29.4% from 28.8%. The increase in gross profit margin resulted primarily from improved manufacturing efficiencies experienced at certain industrial and consumer products facilities, as compared to the same period in 1996.

     Selling, general and administrative (SG&A) expenses increased $7.0 million in the three months ended September 30, 1997 primarily as a result of the acquisitions of Hanita and Bassett, and the costs associated with the higher sales levels discussed above. SG&A expenses, as a percentage of sales, increased to 19.4% from 16.5% in the comparable period in 1996, primarily as a result of the acquisitions of Hanita and Bassett.

     Restructuring costs of $4.0 million were recorded for the quarter ended September 30, 1996 relating primarily to severance and other employee-related costs associated with the reorganization and restructuring of the Company's business groups. In connection with this reorganization, certain functions were identified as redundant and were combined or eliminated, with the objective of making each business group more focused and responsible to its respective customer base. The Company continues to evaluate its operations with an intent to streamline operations, improve productivity and reduce costs, and may implement additional rationalization programs in the future.

     Interest expense increased $1.1 million to $3.7 million for the three months ended September 30, 1997 from $2.6 million for the three months ended September 30, 1996. The increase in interest expense resulted from the increase in the debt level of the Company primarily to finance acquisitions.

     Net income increased to $5.1 million for the three months ended September 30, 1997, an increase of $1.1 million, or 28.7%, from the same period in 1996 as a result of the factors noted above. Primary earnings per share increased to $0.31 from $0.24 for the three months ended September 30, 1997 and 1996, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996


     Net sales for the nine months ended September 30, 1997 were $419.5 million, an increase of $35.4 million, or 9.2%, over net sales of $384.1 million for the nine months ended September 30, 1996. The increases in net sales of the industrial and engineered products groups resulted primarily from sales of newly acquired businesses of $23.7 million and $5.5 million, respectively, while the increase in net sales of the energy and construction, electronics and consumer products groups was due to strong customer demand. Including the effect of the newly acquired businesses, net sales of the six product groups were as follows:

                                                  ($ in millions)
                                                     Nine months
                                                 ended September 30,
                                                                      Increase
                                        1997             1996        (Decrease)
                                        ----             ----         ---------

Industrial Products                   $216.8           $196.8          $20.0
Engineered Products                     59.6             50.7            8.9
Energy & Construction Products          51.4             46.3            5.1
Electronics Products                    45.6             45.5            0.1
Consumer Products                       27.8             26.1            1.7
Marine Products                         18.3             18.7           (0.4)
                                      ------           ------           -----
                                      $419.5           $384.1           $35.4
                                      ------           ------           -----
                                      ------           ------           -----

     Gross profit increased 6.0% to $124.3 million for the nine months ended September 30, 1997 from $117.3 million in the comparable period in 1996 primarily as a result of the sales increases discussed above. The gross profit margin decreased to 29.6% from 30.5%. The decrease in gross profit margin resulted primarily from manufacturing inefficiencies experienced at certain industrial and consumer products facilities.

     SG&A expenses increased $11.4 million in the nine months ended September 30, 1997 and SG&A expenses as a percentage of net sales increased to 18.5% from 17.3% in the comparable period in 1996, primarily as a result of acquisitions and higher costs necessary to support the higher sales levels.

     Restructuring costs of $4.0 million were recorded for the quarter ended September 30, 1996 relating primarily to severance and other employee-related costs associated with the reorganization and restructuring of the Company's business groups. In connection with this reorganization, certain functions were identified as redundant and were combined or eliminated, with the objective of making each business group more focused and responsible to its respective customer base. The Company continues to evaluate its operations with an intent to streamline operations, improve productivity and reduce costs, and may implement additional rationalization programs in the future.

     Dividends on company-obligated, mandatorily redeemable convertible preferred securities of Greenfield Capital Trust (Convertible Preferred Securities) were $5.2 million for the nine months ended September 30, 1997 compared to $3.0 million for the nine months ended September 30, 1996. In April 1996, the Company sold $115 million of 6% Convertible Preferred Securities. The proceeds from the Convertible Preferred Securities, which are effectively guaranteed by the Company, were used to repay existing indebtedness.

     Net income decreased to $18.7 million for the nine months ended September 30, 1997, a decrease of $2.2 million, or 10.7%, from the nine months ended September 30, 1996 as a result of the factors noted above. Primary and fully diluted earnings per share decreased to $1.14 and $1.13 from $1.28 and $1.25 for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997, cash provided by operating activities was approximately $18.6 million while during the nine months ended September 30, 1996, cash used in operating activities was approximately $4.7 million. In 1996, the Company paid certain past due account payables of the acquired business of Rule.

     Cash provided by operating and financing activities during the nine months ended September 30, 1997 was used to fund the purchase of Hanita, to finance capital expenditures of approximately $26.2 million and to pay dividends of approximately $2.5 million on the common stock. Net borrowings of the Company increased by approximately $42.4 million in the nine months ended September 30, 1997. During the nine months ended September 30, 1996, cash provided by operating and financing activities was used to acquire Rule, Boride and ACT for approximately $96.5 million, to finance capital expenditures of approximately $21.8 million and to pay dividends of approximately $2.0 million on the common stock. Net borrowings of the Company increased by approximately $11.7 million in the nine months ended September 30, 1996, primarily due to the acquisitions of Rule, Boride and ACT offset by the repayment of indebtedness from the net proceeds from the issuance of the Convertible Preferred Securities issued by the Company's wholly-owned subsidiary Greenfield Capital Trust.

     On March 31, 1997, the Company acquired all of the outstanding capital stock of Hanita for approximately $20.8 million, and assumed indebtedness of approximately $14.6 million. Hanita is a leading manufacturer of high quality, high performance end mills for the metalworking industry.

     The Company has a $180 million senior unsecured credit facility provided by six institutions. The facility includes a $130 million multi-currency revolving credit line and a $50 million U.S. acquisition line. The multi-currency revolving facility provides for loans of up to DM30 million and British Pounds 15 million. As of September 30, 1997, the Company had approximately $89.6 million, British Pounds 8.1 million and DM4.2 million outstanding under the revolving credit line. The revolving credit line generally bears interest at floating rates based upon the prime rate or LIBOR, at the option of the Company. As of September 30, 1997, the interest rates on the revolving credit line ranged from approximately 4.0% to 8.2%. As of September 30, 1997, the buying rates for British pounds and German DeutscheMarks were $1.61 per British pound and DM1.77 per dollar, respectively. As of September 30, 1997, the Company had no borrowings outstanding under the acquisition line.

     The senior unsecured multi-currency credit facility has a scheduled maturity in December 2001. The agreement relating to the credit facility contains provisions which, among other things, limit certain additional borrowings and capital expenditures, require maintenance of certain debt-to-capital and debt-to-cash-flow ratios and net worth levels. At September 30, 1997 and 1996, the Company was in compliance with such provisions.

     On April 3, 1997, the Company issued $7 million City of Pine Bluff, Arkansas Tax- Exempt Adjustable Mode Industrial Development Revenue Bonds (Greenfield Industries, Inc. Project), Series 1997 (Bonds) to pay for the planned equipment purchases for its facility in Pine Bluff, Arkansas. The Bonds mature on April 3, 2009 and bear interest at 3.8% at September 30, 1997. The proceeds from the Bonds are held in trust until needed for the equipment purchases. Approximately $1.2 million has been received from the Bonds as of September 30, 1997.

     On  May  19,  1997,   the  Company   repaid  in  full  the  South  Carolina
Jobs-Economic   Development   Authority  Tax-Exempt   Adjustable  Mode  Economic
Development Revenue Bonds (Greenfield Industries, Inc. Project), Series 1995.

     On March 31, June 30 and September 30, 1997, the Company paid a quarterly cash dividend of $0.05 per share to common stockholders of record on March 10, June 10, and September 10, 1997, respectively. On March 31, June 30 and September 30, 1997, Greenfield Capital Trust paid quarterly cash dividends totaling approximately $5.2 million to holders of the Convertible Preferred Securities.

     On October 10, 1997, the Company entered into a definitive merger agreement with Kennametal Inc. (KMT), whereby Kennametal Acquisition Corp. (a wholly owned subsidiary of KMT) commenced a tender offer on October 17, 1997 for all of the outstanding shares of the Company for $38 per share. The tender offer is currently scheduled to expire on November 14, 1997. The tender offer is conditioned on, among other things, there being tendered a majority of the outstanding shares of the Company on a fully diluted basis. Under the terms of the merger agreement, all outstanding options to acquire shares of the Company will be cancelled in exchange for a payment equal to the difference between $38 per share and the strike price. The consummation of the merger is subject to the satisfaction or waiver of a number of conditions, including the approval of the merger by the requisite vote of the stockholders of the Company. Under the General Corporation Law of the State of Delaware, the stockholder vote necessary to approve the merger will be the affirmative vote of at least a majority of the outstanding shares of the Company. Accordingly, if KMT, through Kennametal Acquisition Corp., acquires a majority of the Company's outstanding shares, it will have the voting power required to approve the merger without the affirmative vote of any other stockholders of the Company.

     In the fourth quarter of 1997, pursuant to a plan approved by the Company's Board of Directors, the Company recorded a charge of $11.5 million for non-recurring expenses primarily related to the restructuring of the Company's South Deerfield, Massachusetts operations. These costs primarily included write-downs to estimatd net realizable value of inventory and machinery and equipment, severance costs and other miscellaneous expenses relative to the Company's decision to discontinue the manufacture and sale of certain low margin product lines. The restructuring will result in a reduction in personnel, thereby eliminating excessive costs and redundancies in future periods. The Company expects to record additional non-recurring expenses of approximately $2.0 million in 1998 related to the rearrangement of the remaining operations at its South Deerfield, Massachusetts facility.

     As of September 30, 1997, the Company had a backlog of $51.2 million as compared to $45.8 million as of December 31, 1996. The Company's backlog consists of firm customer purchase orders which are subject to cancellation by the customer upon notification. The Company anticipates that approximately 90% of its backlog at any given time will be shipped within the next three-month period.

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


PART II.  OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K

          (a)Exhibits

          Exhibit 2.1 Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on October 17, 1997 ("Schedule 14D-9")

          Exhibit 2.2 Agreement and Plan of Merger by and among Kennametal Inc. Palmer Acquisition Corp. and the Company (filed as
                    Exhibit 1 to Schedule 14D-9 and incorporated herein by reference thereto)

          Exhibit   11 Statement Re: Computation of Per Share Earnings

          Exhibit   27 Financial Data Schedule

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GREENFIELD INDUSTRIES, INC.



Date: November 13, 1997             /s/ Gary L. Weller
                                    --------------------------------
                                    Gary L. Weller
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)